Form 10-Q
period 2001-09-30
PSEG POWER LLC
filed 2001-11-02
CIK 1158659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             (Mark One)
             [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
             [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ------ to ------


Commission       Registrant, State of Incorporation,            I.R.S. Employer
File Number         Address, and Telephone Number             Identification No.
-----------   ------------------------------------------     -------------------
333-69228                 PSEG POWER LLC                          22-3663480
                 (A Delaware Limited Liability Company)
                           80 Park Plaza
                           P.O. Box 570
                   Newark, New Jersey 07101-0570
                           973-430-7000
                        http://www.pseg.com

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes          No  X
                               ---        --

     Registrant is a wholly owned subsidiary of Public Service Enterprise Group Incorporated. Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

================================================================================
                                 PSEG POWER LLC
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signature                                                                    21


                                                            PSEG POWER LLC
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                       (Millions of Dollars)
                                                            (Unaudited)


                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                        ------------------------------------  --------------------------------------
                                                              2001                2000              2001                 2000
                                                        -----------------    ---------------  ------------------    ----------------
    OPERATING REVENUES
      Generation                                           $      647           $    551          $     1,798           $  1,622
      Trading                                                     674                738                1,843              2,040
                                                        -----------------    ---------------  ------------------    ----------------
                 Total Operating Revenues                       1,321              1,289                3,641              3,662
                                                        -----------------    ---------------  ------------------    ----------------

    OPERATING EXPENSES
       Energy Costs                                               313                218                  698                559
       Trading Costs                                              636                725                1,719              1,985
       Operation and Maintenance                                  165                156                  514                481
       Depreciation and Amortization                               28                 35                   83                103
       Taxes Other Than Income Taxes                                6                 12                   17                 21
                                                        -----------------    ---------------  ------------------    ----------------
            Total Operating Expenses                            1,148              1,146                3,031              3,149
                                                        -----------------    ---------------  ------------------    ----------------
    OPERATING INCOME                                              173                143                  610                513
    Other Income and Deductions                                    (1)                (1)                  (4)                 6
    Interest Expense - Net                                        (26)               (55)                (115)               (98)
                                                        -----------------    ---------------  ------------------    ----------------

    INCOME BEFORE INCOME TAXES                                    146                 87                  491                421
    Income Taxes                                                  (59)               (36)                (199)              (172)
                                                        -----------------    ---------------  ------------------    ----------------
    EARNINGS AVAILABLE TO PUBLIC SERVICE
            ENTERPRISE GROUP INCORPORATED                  $       87        $        51          $       292           $    249
                                                        =================    ===============  ==================    ================

See Notes to Consolidated Financial Statements.



                                 PSEG POWER LLC
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                           (Unaudited)
                                                                          September 30,           December 31,
                                                                              2001                    2000
                                                                       --------------------     ------------------
     CURRENT ASSETS
          Cash and Cash Equivalents                                    $               6        $           20
          Accounts Receivable:
           Affiliated Companies                                                      159                   159
           Other                                                                     226                   272
          Fuel                                                                        69                    58
          Materials and Supplies, Net of Valuation
           Reserves - 2001, $4 and 2000, $11                                         110                   107
          Energy Trading Contracts                                                   579                   799
          Other                                                                       17                    12
                                                                       --------------------     ------------------
         Total Current Assets                                                      1,166                 1,427
                                                                       --------------------     ------------------

     PROPERTY, PLANT AND EQUIPMENT
          Property, Plant and Equipment                                            3,953                 2,684
              Less: Accumulated Depreciation and Amortization                     (1,229)               (1,070)
                                                                       --------------------     ------------------
           Net Property, Plant and Equipment                                       2,724                 1,614
                                                                       --------------------     ------------------

     NONCURRENT ASSETS
          Deferred Income Taxes                                                      620                   676
          Nuclear Decommissioning Fund                                               706                   716
          Other                                                                      184                    97
                                                                       --------------------     ------------------
         Total Noncurrent Assets                                                   1,510                 1,489
                                                                       --------------------     ------------------
     TOTAL ASSETS                                                      $           5,400        $        4,530
                                                                       ====================     ==================

See Notes to Consolidated Financial Statements.


                                 PSEG POWER LLC
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)
                                                                         (Unaudited)
                                                                        September 30,               December 31,
                                                                            2001                        2000
                                                                     --------------------      -----------------------
CURRENT LIABILITIES
  Accounts Payable:
     Affiliated Companies                                            $            200          $              317
     Other                                                                        329                         336
     Energy Trading Contracts                                                     518                         730
     Other                                                                        191                          87
                                                                     --------------------      -----------------------
      Total Current Liabilities                                                 1,238                       1,470
                                                                     --------------------      -----------------------

NONCURRENT LIABILITIES
     Nuclear Decommissioning                                                      706                         716
     Cost of Removal                                                              156                         157
     Environmental                                                                 53                          53
     Other                                                                         59                          80
                                                                     --------------------      -----------------------
       Total Noncurrent Liabilities                                               974                       1,006
                                                                     --------------------      -----------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                            --                           --
                                                                     --------------------      -----------------------

CAPITALIZATION
     LONG-TERM DEBT
     Note Payable-Affiliated Company                                              --                        2,786
     Notes Payable                                                              2,432                          --
                                                                     --------------------      -----------------------
        Total Long-Term Debt                                                    2,432                       2,786
                                                                     --------------------      -----------------------

     MEMBER'S EQUITY
     Contributed Capital                                                        1,350                         150
     Basis Adjustment                                                            (986)                       (986)
     Retained Earnings                                                            396                         104
     Accumulated Other Comprehensive Loss                                          (4)                         --
                                                                     --------------------      -----------------------
       Total Member's Equity                                                      756                        (732)
                                                                     --------------------      -----------------------
       Total Capitalization                                                     3,188                       2,054
                                                                     --------------------      -----------------------
TOTAL LIABILITIES AND CAPITALIZATION                                 $          5,400          $            4,530
                                                                     ====================      =======================
See Notes to Consolidated Financial Statements.



                                 PSEG POWER LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                               Nine Months Ended September 30,
                                                                                 2001                     2000
                                                                         ----------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                             $               292       $           249
  Adjustments to reconcile net income to net cash flows from
   Operating activities:
    Depreciation and Amortization                                                         83                   103
    Amortization of Nuclear Fuel                                                          63                    47
    Provision for Deferred Income Taxes and ITC - net                                     56                   (66)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable                                                                46                    92
       Inventory - Fuel and Materials and Supplies                                       (14)                  (13)
       Prepayments                                                                        (3)                    8
       Accounts Payable                                                                 (124)                  278
       Other Current Assets and Liabilities                                              110                   (40)
    Other                                                                               (104)                 (161)
                                                                         ----------------------    -------------------
       Net Cash Provided By Operating Activities                                         405                   497
                                                                         ----------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment, excluding Capitalized
   Interest                                                                           (1,207)                 (279)
  Other                                                                                  (58)                  (22)
                                                                         ----------------------    -------------------
       Net Cash Used In Investing Activities                                          (1,265)                 (301)
                                                                         ----------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                                           --                  (685)
  Issuance of Note-Payable-Due to Affiliated Company                                      --                 2,786
  Repayment of Note Payable-Due to Affiliated Company                                 (2,786)                   --
  Issuance of Long-Term Debt                                                           2,432                    --
  Contributed Capital                                                                  1,200                   120
  Net Change in Capitalization Activity                                                   --                (2,486)
                                                                         ----------------------    -------------------
       Net Cash Provided By/(Used In) Financing Activities                               846                  (265)
                                                                         ----------------------    -------------------
Net Change In Cash And Cash Equivalents                                                  (14)                  (69)
Cash And Cash Equivalents At Beginning Of Period                                          20                    77
                                                                         ----------------------    -------------------
Cash And Cash Equivalents At End Of Period                               $                 6       $             8
                                                                         ======================    ===================
Income Taxes Paid                                                        $               145       $           129
Interest Paid                                                            $               119       $            87

See Notes to Consolidated Financial Statements.

================================================================================
                                 PSEG POWER LLC
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     PSEG Power LLC (Power), a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG), is a Delaware limited liability company and was formed in 1999 to acquire, own and operate the electric generation-related assets of its affiliate, Public Service Electric and Gas Company (PSE&G), pursuant to a regulatory order issued by the New Jersey Board of Public Utilities (BPU). Power provides energy and capacity to PSE&G under certain contracts and markets electricity, natural gas, capacity and ancillary services throughout the Eastern United States. Power also engages in energy trading activities related to a broad spectrum of energy and energy-related products. Power has three principal direct wholly-owned subsidiaries: PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T). Power also has a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for Power's subsidiaries.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes included in Amendment No. 1 to Power's Registration Statement on Form S-4 filed October 5, 2001. These Notes update and supplement matters discussed in the Notes included therein.

     The unaudited financial information included herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheet was derived from the audited consolidated financial statements in Amendment No. 1 to Power's Registration Statement on Form S-4 filed October 5, 2001. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Accounting Matters

     Issued in July 2000, Emerging Issues Task Force (EITF) consensus 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19) provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. Beginning in the first quarter of 2001, based on an analysis and interpretation of EITF 99-19, Power reported all the revenues and energy costs on a gross basis for the physical bilateral energy sales and purchases and capacity sales and purchases. Power continues to report revenues and costs related to swaps, futures, option premiums, firm transmission rights, transmission congestion credits and purchases and sales of emission allowances on a net basis. The prior period financial statements have been reclassified accordingly.

     On January 1, 2001, Power adopted Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). Power did not have a transition adjustment upon adoption. Subsequent to December 31, 2000, Power entered into certain derivative instruments, which have been designated as cash flow hedges.

     The Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) issued guidance, effective January 1, 2002, regarding the normal purchases and normal sales exception for option-type contracts and forward contracts in electricity. In addition, the DIG issued amended guidance, effective April 1, 2002, regarding the normal purchases and normal sales exception to contracts that combine a forward contract and a purchased option contract. Power is currently evaluating this guidance in light of its potential impacts and cannot predict the impact on its financial position or results of operations; however, such impact could be material. Power has evaluated additional guidance issued by the DIG which was effective July 1, 2001 which had no material effect on Power's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business  Combinations"  (SFAS
141). SFAS 141 was effective July 1, 2001 and requires that all business combinations on or after that date be accounted for under the purchase method. Upon implementation of this standard, there was no impact on its financial position or results of operations and Power does not believe it will have a substantial effect on its growth strategy.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and an interim review when events or circumstances occur. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. At September 30, 2001, Power had recorded goodwill of approximately $22 million as a result of its acquisition of the Albany Steam Station from Niagara Mohawk Power Corporation (Niagara Mohawk) in 2000. This amount is being amortized over 40 years in accordance with current accounting guidance yielding approximately $0.5 million of amortization per year. Power is currently evaluating the effect of this guidance and does not believe that it will have a material impact on its financial position or results of operations.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Upon adoption of SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recorded. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As of September 30, 2001, Power had recorded $156 million as a cost of removal liability, most of which was transferred to Power as part of the generation asset transfer from PSE&G. Power is currently evaluating the effect of this guidance and cannot predict the impact on its financial position or results of operations; however, such impact could be material.

     In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144 long-lived assets to be disposed of should be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continued operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Power is currently evaluating this guidance and does not believe that it will have a material impact on its financial position or results of operations.

Note 3.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In August 1999, following the enactment of the New Jersey Electric Discount and Energy Competition Act, the BPU rendered its Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings providing, among other things, for the transfer to Power of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities. PSE&G transferred its electric generating business to Power in August 2000 in exchange for a $2.786 billion promissory note, which was repaid by Power on January 31, 2001.

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The $540 million is subject to recovery through a market transition charge (MTC), which is collected over the four year transition period ending on July 31, 2003 and is remitted to Power along with basic generation service (BGS) revenues as part of PSE&G's BGS contract with Power.

     In October and November 1999, appeals were filed challenging the validity of the Final Order. In April 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by the New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate (RPA) and Co-Steel Raritan (Co-Steel), an individual PSE&G customer (the appellants), and affirmed the Final Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests of the appellants. In December 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The New Jersey Supreme Court's written opinion was issued on May 18, 2001.

     On March 6, 2001, Co-Steel filed a Petition of Writ of Certiorari with the United States Supreme Court seeking limited review of the New Jersey Supreme Court decision. In October 2001, the Supreme Court denied Co-Steel's petition.

Note 4.  Commitments and Contingent Liabilities

Pending Asset Purchases and Development

     In 1999, Power entered into agreements with Conectiv, Conectiv's subsidiaries Delmarva Power and Light Company (DP&L) and Atlantic City Electric Company (ACE), and Exelon Generation LLC (Exelon) pursuant to which Power would acquire all of DP&L's and ACE's interests in Salem Nuclear Generating Station (Salem) and Hope Creek Generating Station (Hope Creek) and half of DP&L's and ACE's interest in Peach Bottom Atomic Power Station (Peach Bottom) (a total of 544 MW) for a purchase price of $15.4 million plus the net book value of nuclear fuel at the respective closing dates. In December 2000, the DP&L portion of the transaction (246 MW) closed. The ACE portion of the transaction (298 MW) closed in October 2001, yielding the following final ownership shares:

                                 Power            Exelon
                                 -----            ------
     Salem                       57.41%           42.59%
     Hope Creek                 100.00%              --
     Peach Bottom                50.00%           50.00%

     PSEG Power New York Inc., an indirect subsidiary of Power, is in the process of obtaining permits and approvals to authorize the development of the Bethlehem Energy Center, a 750 MW combined-cycle power plant that will replace the 400 MW Albany Steam Station, which was acquired from Niagara Mohawk in May 2000. In September 2001, the New York State Board on Electric Generation Siting and the Environment determined that the Certificate of Environmental Compatibility and Public Need (Article X) application is in compliance with state regulations. This Board expects to reach a final project certification decision within 12 months. Furthermore, the state Department of Environmental Conservation has issued draft air and water permits for the project. Under its Purchase Agreement with Niagara Mohawk, Power will be obligated to pay Niagara Mohawk up to $9 million if it redevelops the Albany Station, however, Power expects this payment will be reduced based on conditions related to the service date and regulatory requirements.

     Power is constructing a 500 MW natural gas-fired, combined cycle electric generation plant at Bergen Generation Station at a cost of approximately $290 million with completion expected in June 2002. Power is also constructing an 1,186 MW combined cycle generation plant at Linden for approximately $590 million expected to be completed in May 2003.

     In August 2001, subsidiaries of Power closed with a group of banks on $800 million of non-recourse project financing for projects in Waterford, Ohio and Lawrenceburg, Indiana. The Waterford project will be completed in two phases and will increase Power's capacity by 850MW. The first phase and second phase of the project are expected to achieve commercial operation in June 2002 and May 2003, respectively. The Lawrenceburg project will increase Power's capacity by 1,150 MW and is expected to achieve commercial operation by May 2003. The total combined project cost for Waterford and Lawrenceburg is estimated at $1.2 billion. Power's required estimated equity investment in these projects is approximately $400 million.

     In addition, Power also has contracted with a third party to purchase combustion turbines through 2004. The aggregate amount due under these contracts is approximately $600 million.

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. Power and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. While the financial impact of these regulations on these projects is not currently estimable, Power does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." Power and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility," which include one operating electric generating station and one former generating station. Power cannot predict what action, if any, the EPA or any third party may take against it with respect to these matters, or in such event, what costs it may incur to address any such claims. However, such costs may be material.

New Source Review

     In a response to a demand by the EPA and NJDEP under Section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer generating stations were implemented in accordance with applicable New Source Review regulations, Power provided certain data in November 2000. Based upon the information provided to the EPA, it is likely that the EPA will seek to enforce the requirements of the New Source Review program at Hudson 2 and Mercer 1 and 2. Power is currently in discussions with the EPA and NJDEP to resolve the matter. It is uncertain whether these discussions will be successful, however, costs of compliance could be material.

     The EPA indicated that it is considering enforcement action against Power under its Prevention of Significant Deterioration (PSD) rules relating to the construction that is currently in progress for Bergen 2, scheduled for operations in 2002. The EPA had maintained that PSD requirements are applicable to Bergen 2, thereby requiring Power to obtain a permit prior to the commencement of construction. To obtain such a permit, an applicant must demonstrate that the additional emission source will not cause significant deterioration of the air shed in the vicinity of the plant. The time required to obtain such a permit is estimated at 6-12 months. Power vigorously disputes that these requirements are applicable to Bergen 2 and is continuing construction. The NJDEP has informally indicated it agrees with Power's position, but has also advised that the ultimate authority to decide PSD applicability rests solely with the EPA. Discussions to resolve this matter are underway with the EPA and NJDEP. At September 30, 2001, Power had expended approximately $210 million in the construction of Bergen 2.

Note 5. Financial Instruments and Risk Management

     Power's operations give rise to exposure to market risks from changes in commodity prices. Power's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Energy Trading and Related Contracts

     Power routinely enters into exchange traded futures and options transactions for electricity and natural gas as part of wholesale trading operations. Generally, exchange-traded futures contracts require deposit of cash for margins, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin requirements at September 30, 2001 and December 31, 2000 was approximately $2 million and $1 million, respectively.

     Power's energy trading and related contracts have been marked to market and gains and losses from such contracts were recorded in earnings, including unrealized losses of $10.6 million and $4.6 million for the quarter and nine months ended September 30, 2001, respectively and an unrealized loss of $0.2 million and an unrealized gain of $47.6 million for the quarter and nine months ended September 30, 2000, respectively. The unrealized losses in 2001 are primarily due to significant drops in natural gas prices in the third quarter of 2001.

     The fair values of the energy trading and related contracts that are marked-to-market are based on management's best estimates using over-the-counter quotations, exchange prices, volatility factors and other valuation methodology. The estimates presented herein are not necessarily indicative of the amounts that Power could realize in a current market exchange. The fair values as of September 30, 2001 and December 31, 2000 and the average fair values for the periods then ended of Power's significant financial instruments related to energy commodities are summarized in the following table:

                                         September 30, 2001                          December 31, 2000
                              ----------------------------------------- --------------------------------------------
                              Notional  Notional    Fair     Average     Notional   Notional     Fair     Average
                               (mWh)    (MMBTU)     Value   Fair Value    (mWh)      (MMBTU)     Value   Fair Value
                              ----------------------------------------- --------------------------------------------
                                             (Millions)                                 (Millions)
  Futures and Options NYMEX...    --        5.0     $(3.7)     $(2.1)        17.0      167.0      $6.0     ($1.0)
  Physical forwards...........  43.0       13.0     $10.6      $14.7         50.0       10.0     $13.0     $14.0
  Options -- OTC..............  11.0      568.0    $(50.2)     $32.4         12.0      525.0    $184.0     $68.0
  Swaps.......................  14.0      785.0     $65.0      $(9.3)          --      218.0   $(138.0)    $23.0
  Emission Allowances.........    --         --     $28.3      $24.5           --         --      $6.0      $9.0

Derivative Instruments and Hedging Activities

     Commodity-Related Instruments

     Power also holds and issues commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity contracts, are designed to cover estimated electric supply commitments and gas requirements for electric generation. Power uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     As of September 30, 2001, Power had entered into electric physical forward contracts and gas futures and swaps to hedge its forecasted BGS requirements and gas purchases requirements for generation with a maximum term of approximately one year, which qualified for hedge accounting treatment under SFAS 133. These commodity and financial instruments are marked-to-market based on management's best estimates using over-the-counter quotations, exchange prices, volatility factors and other valuation methodology. For the quarter ended September 30, 2001, the total positive mark to market valuation of $34 million was recorded as a derivative asset offset by Other Comprehensive Income (OCI) and deferred taxes of $20 million and $14 million, respectively. The increase in the derivative asset was primarily due to the dramatic decrease in natural gas prices.

     Interest Rate Swaps

     In February 2001, Power entered into various forward-interest rate swaps, with an aggregate notional amount of $400 million, to hedge the interest rate risk related to the anticipated issuance of debt. On April 11, 2001, Power issued $1.8 billion in fixed-rate Senior Notes and closed out the forward starting interest rate swaps. The aggregate loss, net of tax, of $3.2 million was classified as Accumulated Other Comprehensive Loss and is being amortized and charged to interest expense over the life of the debt.

     In October 2001, Power entered into two interest rate swaps with an aggregate notional amount of $177.5 million to hedge its variable interest rate loan related to the construction of its Waterford, Ohio facility. The swap qualifies for hedge accounting treatment under SFAS 133 and will be recorded on the balance sheet at fair value with changes in the effective portion of the swap to be recorded in OCI.

     Credit Risk

     Credit risk relates to the risk of loss that Power would incur as a result of non-performance by counterparties, pursuant to the terms of their contractual obligations. PSEG has established credit policies that it believes significantly minimize its exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty.

     Two major California utilities, including Pacific Gas & Electric Company (PG&E), have significantly underrecovered from customers costs paid for power. As a consequence, these utilities have defaulted under a variety of contractual obligations. On April 6, 2001, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Affiliates of these California utilities have entered into physical forward and swap contracts with ER&T for delivery in the Pennsylvania-New Jersey Maryland (PJM) area. These counterparties have met their obligations to date and are still investment grade entities. ER&T has entered into a limited number of additional contracts since May 2001 with one of these counterparties but none with the other since December 2000. ER&T's exposure to these entities under these contracts is not material and management does not believe that a reserve is presently necessary.

Note 6.  Income Taxes

Power's effective income tax rate is as follows:


                                                                    Quarter Ended              Nine Months Ended
                                                                    September 30,                September 30,
                                                                ------------------------    -------------------------
                                                                   2001          2000          2001           2000
                                                                ----------    ----------    ----------     ----------

Federal tax provision at statutory rate.....................        35.0%         35.0%         35.0%          35.0%
New Jersey Corporate Business Tax, net of Federal benefit...         5.9%          5.9%          5.9%           5.9%
Other -- net................................................        (0.5)%         0.5%         (0.4)%           --
                                                                ----------    ----------    ----------     ----------
     Effective Income Tax Rate..............................        40.4%         41.4%         40.5%          40.9%
                                                                ----------    ----------    ----------     ----------

Note 7.  Financial Information by Business Segments

     Information related to the segments of Power's business is detailed below.


   -----------------------------------------------------------------------------------------------------------------

                                                                                                   Consolidated
                                                              Generation         Trading              Total
                                                            ----------------  ------------------  ------------------
                                                                           (Millions of Dollars)
      For the Quarter Ended September 30, 2001:
      Total Operating Revenues........................              $647                $674              $1,321
      Segment Operating Income........................              $135                 $38                $173
      Segment Earnings Available to PSEG..............               $65                 $22                 $87
                                                            ================  ==================  ==================

   -----------------------------------------------------------------------------------------------------------------

      For the Quarter Ended September 30, 2000:
      Total Operating Revenues........................              $551                $738              $1,289
      Segment Operating Income........................              $130                 $13                $143
      Segment Earnings Available to PSEG..............               $43                  $8                 $51
                                                            ================  ==================  ==================

   -----------------------------------------------------------------------------------------------------------------

      For the Nine Months Ended September 30, 2001:
      Total Operating Revenues........................            $1,798              $1,843              $3,641
      Segment Operating Income........................              $486                $124                $610
      Segment Earnings Available to PSEG..............              $218                 $74                $292
                                                            ================  ==================  ==================

   -----------------------------------------------------------------------------------------------------------------

      For the Nine Months Ended September 30, 2000:
      Total Operating Revenues........................            $1,622              $2,040              $3,662
      Segment Operating Income........................              $458                 $55                $513
      Segment Earnings Available to PSEG..............              $216                 $33                $249
                                                            ================  ==================  ==================

   -----------------------------------------------------------------------------------------------------------------

      As of September 30, 2001:
      Total Assets....................................            $4,460                $940              $5,400
                                                            ================  ==================  ==================

   -----------------------------------------------------------------------------------------------------------------

      As of December 31, 2000:
      Total Assets....................................            $3,439              $1,091              $4,530
                                                            ================  ==================  ==================

   -----------------------------------------------------------------------------------------------------------------

Note 8.  Comprehensive Income

Comprehensive Income, Net of Tax, is detailed below:

                                                                       Comprehensive Income/(Loss)
                                                          -------------------------------------------------------
                                                              Quarter Ended               Nine Months Ended
                                                              September 30,                 September 30,
                                                          ------------------------     --------------------------
                                                             2001          2000            2001           2000
                                                          ---------    -----------     -----------    -----------
                                                                          (Millions of Dollars)

Net Income............................................       $87            $51           $292           $249
Other Comprehensive Income/(Loss), net of tax (A).....        19              -             (4)             -
                                                          --------     -----------     -----------    -----------
Comprehensive Income..................................      $106            $51           $288           $249
                                                          ========     ===========     ===========    ===========


(A) Net of tax of $(14.0) million and $0.2 million for the quarter and nine months ended September 30, 2001, respectively. For a further discussion, see Note 5. Financial Instruments and Risk Management.

Note 9. Related Party Transactions

     PSE&G transferred its electric generating assets to Power in exchange for a $2.786 billion Promissory Note. Interest on the Promissory Note was payable at an annual rate of 14.23%, which represented PSE&G's weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, Power recorded interest expense of approximately $34 million relating to the Promissory Note. Power repaid the Promissory Note on January 31, 2001, with funds provided from PSEG in the form of equity and loans. In addition, on January 31, 2001, PSEG loaned $1.620 billion to Power at various rates for which Power recorded interest expense of approximately $40 million for the period from February 2001 to April 2001, when the loan was repaid.

     In April 2001, Power, in a private placement, issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million 8.625% Senior Notes due 2031. The net proceeds from the sale of the Senior Notes were used primarily for the repayment of the loans from PSEG. Each series of the Senior Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. All other direct and indirect subsidiaries of Power that are not guarantors of the Notes are minor and Power has no independent assets or operations.

     Effective with the asset transfer, Power charges PSE&G for a MTC and the energy and capacity provided to meet PSE&G's BGS requirements. For the quarter and nine months ended September 30, 2001, Power has charged PSE&G approximately $568 million and $1.5 billion, respectively, for MTC and BGS. As of September 30, 2001,

     Power's receivable from PSE&G relating to these costs was approximately $159 million. For the quarter and nine months ended September 30, 2001, Power purchased energy and capacity from PSE&G at the market price of approximately $55 million and $135 million, respectively, which PSE&G purchased under various non-utility generation (NUG) contracts. As of September 30, 2001, Power's payable to PSE&G relating to these purchases was approximately $10 million.

     PSEG Services Corporation provides and bills administrative services to Power on a monthly basis. Power's costs related to such services amounted to approximately $51 million and $132 million for the quarter and nine months ended September 30, 2001. As of September 30, 2001, Power's payable related to these costs was approximately $15 million.

     As of September 30, 2001, Power also had a payable to PSEG of approximately $171 million for short term funding needs. Power's interest expense related to these borrowings were $5 million and $21 million for the quarter and nine months ended September 30, 2001, respectively.

Note 10. Property, Plant and Equipment

     Information related to Property, Plant and Equipment is detailed below:


                                       September 30, 2001     December 31, 2000
                                      -------------------    -------------------
Electric Plant in Service:                         (Millions of Dollars)
  Fossil Production..................       $1,842                 $1,819
  Nuclear Production.................          149                    130
                                      -------------------    -------------------
    Total Electric Plant in Service..        1,991                  1,949
                                      -------------------    -------------------
Nuclear Fuel in Service..............          481                    417
Construction Work in Progress
Including Nuclear Fuel...............        1,414                    311
Other................................           67                      7
                                      -------------------    -------------------
    Total............................       $3,953                 $2,684
                                      ===================    ===================

     For a discussion  of Power's  Construction  Work in  Progress,  see Note 4.
Commitments and Contingent Liabilities.

================================================================================
                                 PSEG POWER LLC
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Following are the significant changes in or additions to information reported in Power's Amendment No. 1 to the Registration Statement on Form S-4 filed October 5, 2001 affecting the consolidated financial condition and the results of operations of Power and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to
Consolidated Financial Statements (Notes) of Power and should be read in conjunction with such Statements and Notes.

Results of Operations

     Power's Earnings increased $36 million or 71% and $43 million or 17% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. These increases were primarily due to an $88 million pre-tax charge to income, $52 million after-tax, related to MTC recovery recorded in the third quarter of 2000 combined with increased margins from wholesale trading activities. These increases were partially offset by the effect of customers returning to PSE&G in 2001 from third party suppliers (TPS) as wholesale market prices for power have typically exceeded fixed BGS rates.

Operating Revenues

     Generation

     Generation Revenues increased $96 million or 17% and $176 million or 11% for the quarter and the nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily due to an $88 million pre-tax charge to income related to MTC recovery recorded in the third quarter of 2000 combined with the effects of customers returning to PSE&G in 2001 from third party suppliers (TPS) as wholesale market prices have typically exceeded fixed BGS rates. As of September 30, 2001, TPS were serving approximately 0.4% of the customer load traditionally served by PSE&G as compared to the September 30, 2000 level of 7.1%. This resulted in an increase of $33 million in BGS revenue for the quarter ended September 30, 2001 as compared to the same period in 2000. However, the increased revenues resulting from this reverse migration were more than offset by higher energy costs relating to the increased load during the warmer summer months. Power expects a favorable impact from the increased load in the fourth quarter of 2001 when energy costs are typically lower. Also contributing to the increase for the nine months ended September 30, 2001, was output from new operating generation plants placed in service subsequent to the first quarter of 2000. These increases were partially offset by two additional 2% rate reductions PSE&G gave to customers as part of its deregulation plan, effective on February 7, 2001 and August 1, 2001 totaling $37 million and $65 million for the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. As of September 30, 2001, as required by the Final Order, PSE&G has had rate reductions totaling 9% since August 1, 1999 and will have an additional 4.9% rate reduction effective August 1, 2002, which will be in effect until July 31,2003. These rate reductions are embedded in the MTC rate that PSE&G charges to customers and are passed through to Power.

     Power has contracted with PSE&G to provide the capacity and electricity necessary for the BGS obligation through July 31, 2002. On June 29, 2001, PSE&G and the other three BPU regulated New Jersey electric utility companies submitted a joint filing to the BPU setting forth an auction proposal for the provision of BGS supply beginning August 1, 2002. Power will participate in the BGS auction and will seek commitments on approximately 75% of its capacity but cannot predict the actual amounts of commitments that will be received.

     Trading

     Trading revenues decreased by $64 million or 9% and $197 million or 10% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, due to lower trading volumes and lower prices as compared to 2000. However, these decreased revenues were more than offset by decreased trading costs of $89 million (discussed below in Trading Costs). Trading margins increased from $13 million to $38 million and from $55 million to $124 million for the quarter and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000 primarily due to favorable trading contracts.

Operating Expenses

     Energy Costs

     Energy Costs increased $95 million or 44% and $139 million or 25% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily due to increased load served under the BGS contract which led to increased fuel costs for Generation and increased energy purchases. In addition to an increase in the volume of fuel, higher fuel costs of $47 million for fossil generation from higher natural gas prices in the early part of 2001 contributed to the increase.

     Trading Costs

     Trading Costs decreased $89 million or 12% and $266 million or 13% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily due to lower trading volumes and lower prices as compared to 2000.

Operation and Maintenance

     Operation and Maintenance expense increased $9 million or 6% and $33 million or 7% for the quarter and nine months ended September 30, 2001, respectively primarily due to planned outage work in the third quarter of 2001. Also contributing to the increase for the nine months ended September 30, 2001 were higher expenses relating to projects going into operation subsequent to the first quarter of 2000.

Depreciation and Amortization

     Depreciation and Amortization expense decreased $7 million or 20% and $20 million or 19% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The decrease was primarily due to a reduction in the accrual for the estimated cost of removal of Power's generating stations.

Interest Expense

     Interest Expense decreased $29 million or 53% for the quarter ended September 30, 2001 from the comparable period in 2000 primarily due to the repayment of the $2.786 billion 14.23% promissory note to PSE&G to finance the acquisition of PSE&G's generation business in August 2000. This loan was repaid on January 31, 2001 and was replaced on an interim basis by PSEG loans of $1.084 billion at 14.23% and $536 million at 7.11% from January 2001 to April 2001. These loans were repaid with the proceeds from the issuance of the $1.8 billion Senior Notes discussed below. For the quarter ended September 30, 2000, Interest Expense included $44 million related to these promissory notes and $11 million of interest for the quarter prior to the generation business acquisition. This expense was calculated based upon an allocation methodology that charged Power with financing costs from PSE&G in proportion to its share of total net property, plant and equipment, materials and supplies, and deferred income taxes. Power's Interest Expense for the quarter ended September 30, 2001 primarily includes interest on the $1.8 billion Senior Notes.

     Interest Expense increased $17 million or 17% for the nine months ended September 30, 2001 from the comparable period in 2000. The increase in Power's Interest Expense resulted from its promissory note to PSE&G and the interim PSEG loans to finance the acquisition of PSE&G's generation business. For the nine months ended September 30, 2000, Interest Expense included $44 million related to these promissory notes and $54 million of interest prior to the generation business acquisition which was calculated as discussed above. Power's Interest Expense for the nine months ended September 30, 2001 includes $66 million related to the promissory notes and interest on the $1.8 billion Senior Notes.

Liquidity and Capital Resources

     In 2000, Power financed the acquisition of the generation business from PSE&G through the issuance of a $2.786 billion promissory note. On January 31, 2001, through cash contributions of $1.2 billion and demand loans of $1.62 billion from PSEG, Power repaid this note to PSE&G. In April 2001, Power issued $1.8 billion in a private placement of its Senior Notes, the proceeds of which were used primarily to replace its interim financing from PSEG. It is expected that Power's future capital needs will be funded with cash generated from operations and will be supplemented with external financings, equity infusions from PSEG and other project financing alternatives as dictated by Power's growth strategy. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect Power's financial condition, results of operations and net cash flows.

Capital Requirements

     Construction expenditures were related to acquisitions and development by Power and improvements in Power's existing power plants. Power had net plant additions for the nine months ended September 30, 2001 and 2000, respectively, of $1.2 billion and $279 million, excluding capitalized interest. The expenditures in 2001 were for developing the 1,150 MW Lawrenceburg, Indiana site and the 850 MW Waterford, Ohio site and adding capacity to the Bergen, Linden, Burlington and Kearny stations in New Jersey. Changes in environmental regulations and unexpected impacts of existing regulations could impact both Power's construction and growth strategy as well as the capital expenditure amounts. For further information, including New Source Review and PSD requirements under the Federal Clean Air Act (CAA), see Note 4. Commitments and Contingent Liabilities.

     For a discussion of Power's pending asset purchases and  developments,  see
Note 4. Commitments and Contingent Liabilities.

External Financings

     In April 2001, Power, in a private placement, issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. The net proceeds from the sale of the Senior Notes were used primarily for the repayment of loans from PSEG, which were provided to finance Power's purchase of PSE&G's generation business. Power filed a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes on October 5, 2001.

     Power obtains any required short term funding through loans from PSEG through PSEG's credit facilities. As of September 30, 2001, letters of credit were issued in the amount of approximately $90 million.

Business Environment

     Power is currently evaluating the economic consequences of the September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States. The consequences of a prolonged recession and market conditions may include the continued uncertainty of energy prices and the capital and commodity markets. Power cannot predict the impact of any continued economic slowdown and fluctuating energy prices. However, such impact could have a material adverse effect on its financial condition, results of operations and net cash flows.

Accounting Matters

     For a discussion of EITF 99-19, SFAS 133 and related DIG issues, SFAS 141, SFAS 142, SFAS 143 and SFAS 144, see Note 2. Accounting Matters, and Note 5. Financial Instruments and Risk Management.

Forward Looking Statements

     The information contained herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as Power's projections, future capital expenditures, business strategy, competitive strengths, goals, expansion and Power's growth and the growth of Power's subsidiaries' businesses and operations, are forward-looking statements. These statements are based on assumptions and analyses made by Power in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors Power believes are appropriate in the circumstances. However, actual results and developments may differ materially from Power's expectations and predictions due to a number of risks and uncertainties, including:


     o    general and local economic, market or business conditions;

     o demand for electricity, capacity and ancillary services in the markets served by Power's generating units;

     o    increasingly competitive actions by other companies;

     o the acquisition and development opportunities (or lack thereof) that may be presented to and pursued by Power;

     o    changes in laws or regulations that are applicable to Power;

     o    environmental constraints on construction and operation;

     o    the rapidly changing market for energy products;

     o    other factors, many of which are beyond Power's control;

     o nuclear decommissioning and the availability of storage facilities for spent nuclear fuel;

     o    licensing approval necessary for nuclear and other operating stations;

     o the ability to economically and safely operate generating facilities in accordance with regulatory requirements; and

     o    acts of war or terrorism.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under legal proceedings reported in Amendment No. 1 to Power's Form S-4 Registration Statement filed October 5, 2001.

     New Matter. See page 20 for information on proceedings before the U.S. Court of Federal Claims regarding DOE overcharges. Docket No. 01-592C.

     New Matter. See page 20 for information on proceedings before the U.S. Court of Federal Claims regarding the DOE not taking possession of spent nuclear fuel in 1988. Docket No. 01-551C.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under Amendment No. 1 to Power's Form S-4 Registration Statement filed October 5, 2001 is updated below. References are to the related pages on the Amended Form S-4 as printed and distributed.

License Renewals

     Form S-4, Page 11. Exelon, co-owner and operator of Peach Bottom, has informed Nuclear that on July 3, 2001 an application was submitted to the Nuclear Regulatory Commission to renew the operating licenses for Peach Bottom Units 2 and 3. If approved, the current licenses would be extended by 20 years, to 2033 and 2034 for Units 2 and 3 respectively. NRC review of the application is expected to take approximately two years.

     Form S-4, Page 11. The New Jersey Department of Environmental Protection (NJDEP) issued a final New Jersey Pollutant Discharge Elimination System permit (Permit) for Salem on June 29, 2001, with an effective date of August 1, 2001, allowing for the continued operation of Salem with its existing cooling water system. This Permit renews Salem's variance from applicable thermal water quality standards under Section 316(a) of the federal Clean Water Act (CWA), determines that the existing intake structure represents best technology available under Section 316(b) of the CWA, requires that Nuclear continues to implement the wetlands restoration and fish ladder programs established under the 1994 permit, and imposes requirements for additional analyses of data and studies to determine if other intake technologies are available for application at Salem that are biologically effective. The Permit also requires Nuclear to install up to two additional fish ladders in New Jersey and fund an escrow account in the amount of $500,000 for the construction of artificial reefs by NJDEP. The permit's expiration date is July 31, 2006.

     Nuclear also reached a settlement with the Delaware Department of Natural Resources and Environmental Control (DNREC) providing that Nuclear will fund additional habitat restoration and enhancement activities as well as fisheries monitoring and that PSEG and DNREC will work cooperatively on the finalization of other regulatory approvals required for implementation of the Permit. As part of this agreement, PSEG was required to deposit approximately $5.8 million into an escrow account to be used for future costs related to this settlement.

     Form S-4, Page 61. The Delaware River Basin Commission (DRBC) unanimously approved PSEG's request for revisions to its Docket for Salem at the DRBC's meeting on September 13, 2001. The Docket, as revised, provides for a heat dissipation area consistent with the hydrothermal modeling studies conducted in connection with the renewal application for Salem's NJPDES permit, incorporates by reference the terms and conditions of the 2001 Permit, rescinds the 1995 Revised Docket and establishes a twenty-five year term for the Docket. The newly revised Docket again includes a re-opener clause that allows the DRBC to re-consider the terms and conditions of the Docket, based upon changed circumstances.

FERC RTO Orders

     Form S-4, page 46. The Federal Energy Regulatory Commission (FERC), in a series of orders issued in July 2001, called for the creation of four large regional transmission organizations (RTOs) to facilitate competitive regional markets in the U.S. FERC rejected several smaller RTO proposals and directed transmission owners and independent system operators (ISOs) to combine into much larger RTOs, dramatically altering their proposed geographic size and configuration.

     In the Northeast region, FERC conditionally approved the Pennsylvania-New Jersey Maryland (PJM) RTO proposal (subject to several modifications and compliance filings) and rejected the New York ISO and ISO-New England RTO proposals. FERC directed that the three existing ISOs for PJM, New York and New England, as well as the systems involved in PJM West, form a single Northeast RTO, based on the "PJM platform" and "best practices" of all three ISO's, FERC directed that the parties in the region engage in mediation (with FERC oversight) to prepare a proposal and timetable for the merger of the ISOs into a single RTO. At the end of the 45-day mediation period, the Administrative Law Judge assigned to the matter submitted a report to the Commission with an attached business plan for implementation of the single northeast RTO possibly as soon as the fourth quarter of 2003. Numerous details must still be negotiated.

     Power believes that lower-cost generation providers should benefit from having better access to a larger regional market. While the impact on Power is uncertain because specific rules will not be known for some time, the elimination of seams issues and the creation of a single wholesale market in the Northeast is generally expected to have a positive impact on the PSEG companies.

Nuclear Fuel

     Form S-4, page 52. Nuclear has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. Nuclear has been advised by Exelon that it has similar contracts to satisfy the fuel requirements of Peach Bottom.

     On October 11, 2001, Nuclear filed a complaint in the U.S. Court of Federal Claims, along with over 19 other plaintiffs, seeking relief from past overcharges by the United States Department of Energy (DOE) for enrichment services. No assurances can be given as to any claimed damage recovery.

     Form S-4, page 62. Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). The availability of adequate spent fuel storage capacity is estimated through 2011 for Salem 1, 2015 for Salem 2 and 2007 for Hope Creek. Nuclear presently expects to construct an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek, construction of which will require certain regulatory approvals, the timely receipt of which cannot be assured. Exelon has advised Nuclear that it has constructed an on-site dry storage facility at Peach Bottom which is now operational to provide additional storage capacity through the end of the current licenses for the two Peach Bottom units.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts with operators of nuclear power plants for transportation and ultimate disposal of the spent fuel and mandated that the nuclear plant operators contribute to a Nuclear Waste Fund at a rate of one mil per kWh of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. Under the NWPA, DOE was required to begin taking possession of all spent nuclear fuel generated by Power's nuclear units for disposal by no later than 1998. DOE construction of a permanent disposal facility has not begun and the DOE has announced that it does not expect a facility to be available earlier than 2010. Exelon has advised Power that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement allows Exelon to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred due to the DOE's delay. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility would be eligible for this reduction in future DOE fees. On November 22, 2000, a group of eight utilities filed a petition against DOE in the Eleventh Circuit U.S. Court of Appeals seeking to set aside the receipt of credits out of the Nuclear Waste Fund, as stipulated in the Peach Bottom agreement. On September 26, 2001 PSEG Nuclear filed a complaint in the U. S. Court of Federal Claims seeking relief for damages caused by the DOE not taking possession of spent nuclear fuel in 1998. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

Development Projects

     New Matter. Power has filed an application with the New York State Public Service Commission for permission to construct and operate a direct generator lead (dedicated transmission line) that would deliver up to 500 MW of electricity to the West Side of Manhattan from the Bergen Generating Station in Ridgefield, NJ. Applications for necessary New Jersey and Federal approvals are expected to be filed in the near future. Estimated costs are not expected to exceed $100 million.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number     Document
     --------------     --------
           12           Computation of Ratios of Earnings to Fixed Charges

(B)  Reports on Form 8-K:

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PSEG POWER LLC
                                  (Registrant)


                              By: Patricia A. Rado
                   ------------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)


November 1, 2001