Form 10-Q
period 2002-03-31
PSEG POWER LLC
filed 2002-05-15
CIK 1158659

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
       (Mark One)
       [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
       [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from      to
                                                         -----    -----

Commission         Registrant, State of Incorporation,         I.R.S. Employer
File Number          Address, and Telephone Number            Identification No.
-----------  --------------------------------------------     ------------------
 000-49614                   PSEG POWER LLC                       22-3663480
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

     Yes   X       No

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

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1.   Financial Statements                                           1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      16

Item 3.   Qualitative and Quantitative Disclosures about Market Risk     21

PART II. OTHER INFORMATION
--------------------------
Item 1.   Legal Proceedings                                              23

Item 5.   Other Information                                              23

Item 6.   Exhibits and Reports on Form 8-K                               25

Signature                                                                26

================================================================================
                                 PSEG POWER LLC
================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                                 PSEG POWER LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                      For the Quarters Ended
                                                             March 31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
OPERATING REVENUES
    Generation ......................................   $   625      $   561
    Trading .........................................       430          587
                                                        -------      -------
             Total Operating Revenues ...............     1,055        1,148
                                                        -------      -------

OPERATING EXPENSES
    Energy Costs ....................................       221          173
    Trading Costs ...................................       398          536
    Operation and Maintenance .......................       181          168
    Depreciation and Amortization ...................        23           30
    Taxes Other Than Income Taxes ...................         4            5
                                                        -------      -------
        Total Operating Expenses ....................       827          912
                                                        -------      -------
OPERATING INCOME ....................................       228          236
Interest Expense - Net ..............................       (28)         (64)
                                                        -------      -------
INCOME BEFORE INCOME TAXES ..........................       200          172
Income Taxes ........................................       (80)         (70)
                                                        -------      -------
EARNINGS AVAILABLE TO PUBLIC
SERVICE ENTERPRISE GROUP
INCORPORATED ........................................   $   120      $   102
                                                        =======      =======



                                 PSEG POWER LLC
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                  (Unaudited)
                                                                   March 31,   December 31,
                                                                     2002          2001
                                                                   ---------   ------------
CURRENT ASSETS
     Cash and Cash Equivalents ...................................   $    11    $     9
     Accounts Receivable:
       Affiliated Companies ......................................        --         22
       Other .....................................................       122        270
     Fuel ........................................................        69         76
     Materials and Supplies, Net of Valuation
       Reserves - 2002 and 2001, $2 ..............................       127        124
     Energy Trading Contracts ....................................       294        422
     Other .......................................................        17         15
                                                                     -------    -------
          Total Current Assets ...................................       640        938
                                                                     -------    -------

PROPERTY, PLANT AND EQUIPMENT
     Property, Plant and Equipment ...............................     4,483      4,238
       Less: Accumulated Depreciation and Amortization ...........    (1,292)    (1,253)
                                                                     -------    -------
       Net Property, Plant and Equipment .........................     3,191      2,985
                                                                     -------    -------

NONCURRENT ASSETS
     Deferred Income Taxes .......................................       563        579
     Nuclear Decommissioning Fund ................................       815        817
     Other .......................................................       236        178
                                                                     -------    -------
          Total Noncurrent Assets ................................     1,614      1,574
                                                                     -------    -------
TOTAL ASSETS .....................................................   $ 5,445    $ 5,497
                                                                     =======    =======


                                 PSEG POWER LLC
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)

                                                      (Unaudited)
                                                       March 31,   December 31,
                                                         2002         2001
                                                      ---------   -------------
CURRENT LIABILITIES
  Accounts Payable:
     Affiliated Companies ...........................   $    56    $    --
     Other ..........................................       165        333
  Energy Trading Contracts ..........................       258        434
  Other .............................................       159        111
                                                        -------    -------
       Total Current Liabilities ....................       638        878
                                                        -------    -------

NONCURRENT LIABILITIES
  Nuclear Decommissioning ...........................       815        817
  Cost of Removal ...................................       145        146
  Environmental .....................................        53         53
  Other .............................................        92         58
                                                        -------    -------
       Total Noncurrent Liabilities .................     1,105      1,074
                                                        -------    -------
COMMITMENTS AND CONTINGENT LIABILITIES ..............        --         --
                                                        -------    -------

CAPITALIZATION
  Project Level Non-Recourse Debt ...................       800        770
  Long-Term Debt ....................................     1,915      1,915
                                                        -------    -------
       Total Long-Term Debt .........................     2,715      2,685
                                                        -------    -------
MEMBER'S EQUITY
  Contributed Capital ...............................     1,350      1,350
  Basis Adjustment ..................................      (986)      (986)
  Retained Earnings .................................       618        498
  Accumulated Other Comprehensive Income/(Loss) .....         5         (2)
                                                        -------    -------
       Total Member's Equity ........................       987        860
                                                        -------    -------
TOTAL LIABILITIES AND CAPITALIZATION ................   $ 5,445    $ 5,497
                                                        =======    =======

                                PSEG POWER LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                                For the Quarters Ended
                                                                                        March 31,
                                                                                ----------------------
                                                                                   2002        2001
                                                                                -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ....................................................................   $   120    $   102
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ...............................................        23         30
    Amortization of Nuclear Fuel ................................................        24         27
    Interest Capitalized During Construction ....................................       (21)        (7)
    Provision for Deferred Income Taxes and ITC - net ...........................        16         12
    Net Changes in certain current assets and liabilities:
       Accounts Receivable ......................................................       148        124
       Inventory - Fuel and Materials and Supplies ..............................         4          4
       Accounts Payable .........................................................       (90)         2
       Other Current Assets and Liabilities .....................................        (2)        22
    Other .......................................................................         5        (34)
                                                                                    -------    -------
       Net Cash Provided By Operating Activities ................................       227        282
                                                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment, excluding Capitalized
Interest ........................................................................      (216)      (282)
      Contributions to Decommissioning and Other Special Funds ..................       (39)       (30)
                                                                                    -------    -------
       Net Cash Used In Investing Activities ....................................      (255)      (312)
                                                                                    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Long-Term Debt ....................................................        30      1,620
  Repayment of Note Payable-Affiliated Company ..................................        --     (2,786)
  Contributed Capital ...........................................................        --      1,200
                                                                                    -------    -------
       Net Cash Provided By Financing Activities ................................        30         34
                                                                                    -------    -------
Net Change In Cash And Cash Equivalents .........................................         2          4
Cash And Cash Equivalents At Beginning Of Period ................................         9         20
                                                                                    -------    -------
Cash And Cash Equivalents At End Of Period ......................................   $    11    $    24
                                                                                    =======    =======
Income Taxes (Refunded)/Paid ....................................................   $    (5)   $    15
Interest Paid ...................................................................   $     3    $    86

================================================================================
                                 PSEG POWER LLC
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     Unless the context otherwise indicates, all references to "Power," "we," "us" or "our" herein means PSEG Power LLC, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102 and its consolidated subsidiaries. We are a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG) and are a multi-regional independent electric generation and wholesale energy marketing and trading company.

     We have three principal, direct, wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T) and currently operate in two reportable segments, generation and energy trading. The generation segment of our business earns revenues by selling energy on a wholesale basis under contract to our affiliate, Public Service Electric and Gas Company (PSE&G), other power marketers and to load serving entities, and also by bidding energy, capacity and ancillary services into the market. The energy trading segment of our business earns revenues by trading energy, capacity, fixed transmission rights, fuel and emission allowances in the spot, forward and futures markets. The energy trading segment also earns revenues through financial transactions, including swaps, options and futures in the electricity markets. We were established to acquire, own and operate the electric generation-related business of PSE&G pursuant to regulatory orders issued by the New Jersey Board of Public Utilities (BPU) in connection with the deregulation of the electric power industry in New Jersey. We also have a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for our subsidiaries.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes contained in our Annual Report on Form 10-K. These Notes update and supplement matters discussed in our Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in our 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Accounting Matters

     On January 1, 2002 we adopted Statement of Financial  Accounting  Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when events or circumstances occur. In 2001, we had recorded goodwill of approximately $22 million as a result of our acquisition of the Albany, NY Steam Station from Niagara Mohawk Power Corporation (Niagara Mohawk) in May 2000. Prior to January 1, 2002, this amount was amortized in accordance with then current accounting guidance at approximately $0.5 million per year. The financial impact of adopting SFAS 142 is being evaluated and is not likely to be material to our financial position and statement of operations. We are required to complete our analysis of implementing SFAS No. 142 by June 30, 2002, and the related financial statement impact is required to be recorded by December 31, 2002.

================================================================================
                                 PSEG POWER LLC
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144, long-lived assets to be disposed of should be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continued operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations. The adoption of this standard did not have any impact on our financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board (FASB), issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Upon adoption of SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recorded. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effect of this guidance and cannot predict the impact on our financial position or results of operations; however, such impact could be material.

Note 3.  Commitments And Contingent Liabilities

Guaranteed Obligations

     We have guaranteed certain energy trading contracts of ER&T. We entered into guarantees having a maximum liability of $701 million and $506 million as of March 31, 2002 and December 31, 2001, respectively. The amount of our exposure under these guarantees was $206 million and $153 million as of March 31, 2002 and December 31, 2001, respectively.

     As of March 31, 2002, letters of credit were issued in the amount of approximately $122 million. These letters of credit are in support of our trading business and various contractual obligations.

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

Passaic River Site

     The U.S. Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility". In a separate matter, we and certain of our predecessors operated industrial facilities at properties within the Passaic River "facility", including the Essex Generating Station. We cannot predict what action, if any, the EPA or any third party may take against us with respect to these matters, or in such event, what costs we may incur to address any such claims. However, such costs may be material.

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

     In a response to a request by the EPA and the NJDEP under Section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at our Hudson and Mercer coal burning units were implemented in accordance with applicable NSR regulations, we provided certain data in November 2000. In January 2002, we reached an agreement with the state and the federal government to resolve allegations of noncompliance with federal and state NSR regulations. Under that agreement, we will install advanced air pollution controls over 12 years that are expected to significantly reduce emissions of nitrogen oxides (NOx), sulfur dioxide (SO2), and carbon dioxide
(CO2), particulate matter, and mercury from these units. The estimated cost of the program is $355 million and such costs, when incurred, will be capitalized as plant additions. We also paid a $1.4 million civil penalty, and will pay up to $6 million on supplemental environmental projects, and up to $1.5 million if reductions in CO2 levels are not achieved.

     The EPA had also asserted that PSD requirements are applicable to Bergen 2, such that we were required to have obtained a permit before beginning actual on-site construction. We disputed that PSD requirements were applicable to Bergen 2. As a result of the agreement resolving the NSR allegations concerning Hudson and Mercer, the NJDEP issued an air permit for Bergen 2. The unit is expected to begin operating in June 2002.

New Generation and Development

     PSEG Power New York Inc., an indirect, wholly-owned subsidiary, is in the process developing the Bethlehem Energy Center, a 750 MW combined-cycle power plant that will replace the 400 MW Albany Steam Station. Total costs for this project will be approximately $450 million with expenditures to date of approximately $59 million. Construction is expected to begin in the summer of 2002. The expected completion date is in June 2004, at which time the existing station will be retired.

     We are constructing a 550 MW natural gas-fired, combined cycle electric generation plant at Bergen Generation Station at a cost of approximately $319 million with completion expected in June 2002. Total expenditures to date have been $299 million. We are also constructing a 1,186 MW combined cycle generation plant at Linden, New Jersey with costs estimated at approximately $600 million and expenditures to date of approximately $282 million. The expected completion date is in May 2003 at which time existing capacity of 445 MW will be retired.

     We are constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (850 MW) and Lawrenceburg, Indiana (1,150 MW) at an aggregate total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $968 million. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse debt. As of March 31, 2002, approximately $168 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities at stated prices. The agreement expires if current financing is repaid within five years. Additional equity investments may be required if the proceeds received from ER&T under this tolling agreement are not sufficient to cover the required payments under the bank financing. The Waterford project will not begin commerical operation as a single-cycle facility in June 2002 as originally scheduled. Both the Waterford and Lawrenceburg combined-cycle facilities are currently scheduled to achieve commercial operation in 2003.

     We have commitments to purchase equipment and services, which are consistent with our current plans to develop additional generating capacity. The aggregate amount due under these commitments is approximately $480 million, the majority of which are included in estimated costs for the projects discussed above.

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

Energy Trading Contracts

     We engage in physical and financial transactions in the electricity wholesale markets and execute an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. We actively trade energy, capacity, fixed transmission rights and emissions allowances in the spot, forward and futures markets primarily in Pennsylvania-New Jersey-Maryland Power Pool (PJM), but also throughout our target market, which we refer to as the Super Region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana. We are also involved in financial transactions that include swaps, options and futures in the electricity markets.

     Our energy trading  contracts are recorded under Emerging Issues Task Force
(EITF) 98-10. This requires energy trading contracts to be marked-to-market with the resulting realized and unrealized gains and losses included in current earnings. These contracts are recorded in our Energy Trading segment.

     We also enter into certain other contracts for our generation business which are derivatives but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Trading Activities" (SFAS 133) nor are they classified as energy trading contracts under EITF 98-10. Most of these contracts are option contracts on gas purchases for generation requirements, which do not qualify for hedge accounting and therefore the changes in fair market value of these derivative contracts are recorded in the income statement at the end of each reporting period in our generation segment.

Energy Trading

     For our energy trading segment for the quarters ended March 31, 2002 and 2001, we recorded net margins of $29.6 million and $48.8 million, respectively, as shown below:

                                               For the Quarter Ended
                                                    March 31,
                                        ---------------------------------
                                             2002               2001
                                        --------------    ---------------
                                                (Millions of Dollars)
Realized Gains...................                $1.1              $47.1
Unrealized Gains.................                30.3                3.6
                                        --------------    ---------------
  Gross Margin...................               $31.4              $50.7
                                        ==============    ===============
  Net Margin*. ..................               $29.6              $48.8
                                        ==============    ===============

     * Net Margin equals Gross Margin less Broker Fees and other trading-related expenses of $1.8 million and $1.9 million, for the quarters ended March 31, 2002 and March 31, 2001, respectively.

Generation

     For our generation business for the quarters ended March 31, 2002 and 2001, we recorded gross margins of $(4.5) million and $0.2 million, respectively, as shown below:

                                              For the Quarter Ended
                                                    March 31,
                                        ---------------------------------
                                            2002               2001
                                        --------------    ---------------
                                                (Millions of Dollars)
Realized (Losses)................             $(12.0)                $--
Unrealized Gains.................                7.5                 0.2
                                        --------------    ---------------
  Gross Margin...................              $(4.5)               $0.2
                                        ==============    ===============

     As of March 31, 2002, the fair value of our energy contracts in trading and generation segments was $49.8 million, described below, of which over 90% of the contracts have terms of two years or less.



                                                                      (Millions of Dollars)
                                                 ----------------------------------------------------------------
                                                    Energy Trading            Generation              Total
                                                 ---------------------    -------------------    ----------------
Fair Value December 31, 2001..............                     $9.7                 $(11.6)              $(1.9)
Realized (Gains)/Losses...................                     (1.1)                  12.0                10.9
Unrealized Gains..........................                     30.3                    7.5                37.8
Fair Value of New Contracts...............                      3.0                     --                 3.0
                                                 ---------------------    -------------------    ----------------
Fair Value March 31, 2002.................                    $41.9                   $7.9               $49.8
                                                 =====================    ===================    ================

     The fair values as of March 31, 2002 and December 31, 2001 of financial instruments related to the energy commodities in our energy trading segment are summarized in the following table:


                                          March 31, 2002                  December 31, 2001
                                   -----------------------------   --------------------------------
                                   Notional  Notional    Fair      Notional   Notional      Fair
                                     (mWh)    (MMBTU)    Value       (mWh)     (MMBTU)     Value
                                   ------------------------------  ---------------------- ---------
                                            (Millions)                       (Millions)
      Futures and Options NYMEX.      14.0      12.0    $(1.5)         --       16.0       $(1.2)
      Physical forwards.........      53.0      48.0     $9.9        41.0        9.0       $(2.6)
      Options-- OTC.............       2.0     470.0    $16.7         8.0      717.0      $(18.7)
      Swaps.....................       --    1,151.0     $3.5          --    1,047.0       $23.9
      Emission Allowances.......       --        --     $13.3          --        --         $8.3

     The fair values as of March 31, 2002 and December 31, 2001 of financial instruments related to the energy commodities in our generation segment are summarized in the following table:



                                           March 31, 2002                  December 31, 2001
                                    ------------------------------   ------------------------------
                                    Notional  Notional    Fair       Notional   Notional    Fair
                                      (mWh)    (MMBTU)    Value       (mWh)     (MMBTU)    Value
                                    ------------------------------  -------------------------------
                                             (Millions)                       (Millions)
     Futures and Options NYMEX.        --        1.0       $1.2          --         --        --
     Physical forwards.........        --         --        --           --         --        --
     Options-- OTC.............        --       79.0       $5.4          --        86.0    $(10.4)
     Swaps.....................        --       64.0       $1.3          --        84.0     $(1.2)
     Emission Allowances.......        --         --         --          --         --        --

     We routinely enter into exchange traded futures and options transactions for electricity and natural gas as part of our energy trading operations. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits as of March 31, 2002 was approximately $4.9 million.

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

     The BPU approved an auction to identify energy suppliers for the Basic Generation Service (BGS) beginning on August 1, 2002. We did not participate directly in the auction but agreed to supply power to several of the direct bidders, securing contracts for a substantial portion of our generation capacity. On February 15, 2002 the BPU approved the BGS auction results.

     As a result of the BGS auction, we have entered into BGS/Third Party Suppliers agreements with several counterparties who won bids to deliver energy, capacity, transmission and ancillary services to serve the native load of various New Jersey utilities at a fixed price. In order to hedge a portion of our forecasted BGS requirements, we entered into forward purchase contracts, futures, options and swaps. We have also forecasted the energy delivery from our generating stations based on the forward price curve movement of energy. As a result, we entered into swaps, options and futures transactions to hedge the price of gas to meet our gas purchases requirements for generation. These transactions qualified for hedge accounting treatment under SFAS 133. As of March 31, 2002, the fair value of these hedges were $11.1 million with offsetting charges to Other Comprehensive Income (OCI) of $6.5 million (after-tax). These hedges will mature in 2003.

     We use a value-at-risk (VAR) model to assess the market risk of our commodity business. This model includes fixed price sales commitments, owned generation, native load requirements, physical contracts and financial derivative instruments. VAR represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. We estimate VAR across our commodity business using a model with historical volatilities and correlations.

     The Risk Management Committee of PSEG (RMC) has established a VAR threshold of $75 million with our Board of Directors and set an internal limit of $50 million. If the $50 million threshold is reached, the RMC is notified and the portfolio is closely monitored to reduce risk and potential adverse movements.

     The measured VAR using a variance/co-variance model with a 95% confidence level and assuming a one-week time horizon as of March 31, 2002 was approximately $22 million, compared to the December 31, 2001 level of $14 million, which was calculated using various controls and conservative assumptions, such as a 50% success rate in the BGS Auction. This estimate, however, is not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period and due to certain assumptions embedded in the calculation.

     The absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages may cause extreme price movements that could have a material adverse impact on our financial condition, results of operations and net cash flows.

Credit Risk

     Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties, pursuant to the terms of their contractual obligations. We are subject to credit policies established by PSEG that we believe significantly minimizes our exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty. We also establish credit reserves for our energy trading contracts based on various factors, including individual counterparty's position, credit rating, default possibility and recovery rates.

     As a result of the BGS auction, we have contracted to provide generating capacity to the direct suppliers of New Jersey electric utilities, commencing August 1, 2002. These bilateral contracts are subject to credit risk. This credit risk relates to the ability of counterparties to meet their payment obligations for the power delivered under each BGS contract. This risk is substantially higher than the risk associated with potential nonpayment by PSE&G under the BGS contract expiring July 31, 2002, since PSE&G is a rate-regulated entity. Any failure to collect these payments under the new BGS contracts could have a material impact on our results of operations, cash flows and financial position.

Note 5.  Income Taxes


                                                                    Quarter Ended March 31,
                                                               -----------------------------
                                                                   2002            2001
                                                               -------------   -------------

Federal tax provision at statutory rate.....................         35.0%           35.0%
New Jersey Corporate Business Tax, net of Federal benefit...          5.9%            5.9%
Other-- net.................................................         (0.9)%          (0.2)%
                                                               -------------   -------------
      Effective Income Tax Rate.............................         40.0%           40.7%
                                                               =============   =============

Note 6.  Financial Information By Business Segments

Basis of Organization

     We currently operate in two reportable segments, Generation and Energy Trading, which were determined by Management in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131). These segments were determined based on how management measures the performance based on segment net income, as illustrated in the following table, and how it allocates resources to our businesses. Our organizational structure supports these segments.

Generation

     The generation segment of our business earns revenues by selling energy on a wholesale basis under contract to power marketers and to load serving entities
(LSEs) and by bidding our energy, capacity and ancillary services into the market

Energy Trading

     The energy trading segment of our business earns revenues by trading energy, capacity, fixed transmission rights, fuel and emission allowances in the spot, forward and futures markets. Our energy trading segment also earns revenues through financial transactions, including swaps, options and futures in the electricity markets.

     Information related to the segments of our business is detailed below:


                                                                              Energy       Consolidated
                                                            Generation       Trading          Total
                                                           -------------- --------------- ---------------
                                                                       (Millions of Dollars)
For the Quarter Ended March 31, 2002:
------------------------------------
Total Revenues........................................            $625            $430          $1,055
Operating Income Before Income Taxes..................             198              30             228
Income Taxes..........................................              68              12              80
Net Income............................................            $102             $18            $120
                                                           ============== =============== ===============
As of March 31, 2002:
Total Assets..........................................          $4,888            $557          $5,445
                                                           ============== =============== ===============



                                                                              Energy       Consolidated
                                                            Generation       Trading          Total
                                                           -------------- --------------- ---------------
                                                                       (Millions of Dollars)
For the Quarter Ended March 31, 2001:
------------------------------------
Total Revenues........................................            $561            $587          $1,148
Operating Income Before Income Taxes..................             187              49             236
Income Taxes..........................................              50              20              70
Net Income............................................             $73             $29            $102
                                                           ============== =============== ===============

As of December 31, 2001:
Total Assets..........................................          $4,707            $790          $5,497
                                                          ============== =============== ===============

Note 7.  Comprehensive Income

     Comprehensive Income, Net of Tax, is detailed below:


                                                                     For the Quarter Ended
                                                             ----------------------------------------
                                                              March 31, 2002      March 31, 2001
                                                                     (Millions of Dollars)
                                                             ----------------------------------------
Net Income.............................................               $120.0                 $102.0
Change in the Fair Value of Financial Instruments (A)..                  8.2                    2.3
Reclassification Adjustments for Net Amount included
  In Net Income (B)....................................                 (0.8)                  (0.6)
                                                             ------------------     -----------------
Comprehensive Income...................................               $127.4                 $103.7
                                                             ==================     =================

     (A) Net of tax of $(5.1) million and $(1.2) million for the quarters ended March 31, 2002 and 2001, respectively.

     (B) Net of tax of $(0.5) million and $(0.2) million for the quarters ended March 31, 2002 and 2001, respectively.


Note 8.  Property, Plant and Equipment

Information related to Property, Plant and Equipment is detailed below:

                                                                       March 31,    December 31,
                                                                          2002          2001
                                                                      -----------------------------
                                                                         (Millions of Dollars)
     Property, Plant and Equipment
     -----------------------------
     Plant in Service:
        Fossil Production........................................         $1,910          $1,898
        Nuclear Production.......................................            181             154
                                                                      -----------------------------
     Total Plant in Service......................................          2,091           2,052
                                                                      -----------------------------

     Nuclear Fuel in Service.....................................            561             486
     Construction Work in Progress Including Nuclear Fuel........          1,814           1,693
     Other.......................................................             17               7
                                                                      -----------------------------
     Total.......................................................         $4,483          $4,238
                                                                      =============================

     Interest related to capital projects is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost". For the quarters ended March 31, 2002 and 2001, Interest Capitalized During Construction (IDC) amounted to $21 million and $7 million, respectively.

Note 9.  Related Party Transactions

PSEG & PSE&G

     In August 2000, PSE&G transferred its electric generating assets and liabilities to us in exchange for a $2.786 billion promissory note. Interest on the promissory note was payable at an annual rate of 14.23%, which represented PSE&G's weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, we recorded interest expense of approximately $34 million relating to the promissory note. We repaid the promissory note on January 31, 2001, with funds provided from PSEG in the form of equity and loans, including loans of $1.620 billion at various rates for which we recorded interest expense of approximately $40 million for the period from February 2001 to April 2001, when the loan was repaid.

     As of March 31, 2002, we had a note payable to PSEG of approximately $215 million for short term funding needs. As of December 31, 2001, our note payable to PSEG was $164 million. Our interest expense related to these borrowings was $1.4 million and $10.7 million for the quarters ended March 31, 2002 and 2001, respectively.

     Effective with the asset transfer, we charge PSE&G for a market transition charge (MTC) and the energy and capacity provided to meet PSE&G's BGS requirements. These rates were established by the BPU. For the quarters ended March 31, 2002 and 2001, we charged PSE&G approximately $460 million and $463 million, respectively, for MTC and BGS. As of March 31, 2002 and December 31, 2001, our receivable from PSE&G relating to these costs was approximately $154 million and $158 million, respectively. For the quarters ended March 31, 2002 and 2001, we purchased energy and capacity from PSE&G at the market price of approximately $28 million and $43 million, respectively, which PSE&G purchased under various non-utility generation (NUG) contracts. As of March 31, 2002 and December 31, 2001, our payable to PSE&G relating to these purchases was approximately $11 million and $7 million, respectively.

PSEG Services Corporation

     PSEG Services Corporation provides and bills administrative services to us on a monthly basis. Our costs related to such services amounted to approximately $35 million and $27 million for the quarters ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, our payable related to these costs was approximately $16 million and $13 million, respectively.

Note 10.  Guarantees of Debt

     In April 2001, we issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. The net proceeds from the sale of the Senior Notes were used primarily for the repayment of the loans from PSEG. Each series of the Senior Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries as well as our non-guarantor subsidiaries as of March 31, 2002 and 2001 and for the quarters then ended.

================================================================================
                                 PSEG POWER LLC
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Concluded



                                                               Guarantor          Other         Consolidating
                                                   Power      Subsidiaries     Subsidiaries      Adjustments        Total
                                                ----------   --------------   -------------    ---------------    ----------
                                                                           (Millions of Dollars)
For the Quarter  ended March 31, 2002:
Revenues....................................         --           $1,053              $2                 --         $1,055
Operating Expenses..........................         20              803               4                 --            827
                                                ----------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................        (20)             250              (2)                --            228
Other Income (Loss).........................        156               (1)             --               (155)            --
Interest Expense............................        (41)             (16)             29                 --            (28)
Income Taxes................................         25              (96)             (9)                --            (80)
                                                ----------   --------------   -------------    ---------------    ----------
Net Income (Loss)...........................       $120             $137             $18              $(155)          $120
                                                ==========   ==============   =============    ===============    ==========

Net Cash Provided By (Used In) Operating            144              312             227               (456)          $227
Activities..................................
Net Cash Provided By (Used In) Investing
Activities..................................       (224)              --              --                (31)          (255)
Net Cash Provided By Financing Activities...         79             (176)             30                 97             30

For the Quarter ended March 31,  2001:

Revenues....................................        $--           $1,139              $9                 --         $1,148
Operating Expenses..........................         29              869              14                 --            912
                                                ----------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................        (29)             270              (5)                --            236
Other Income (Loss).........................        171               (1)             --               (170)            --
Interest Expense............................        (71)             (12)             18                  1            (64)
Income Taxes................................         31              (99)             (1)                (1)           (70)
                                                ----------   --------------   -------------    ---------------    ----------
Net Income (Loss)...........................       $102             $158             $12              $(170)          $102
                                                ==========   ==============   =============    ===============    ==========


Net Cash Provided By (Used In) Operating            144              312             227               (401)          $282
Activities..................................
Net Cash Provided By (Used In) Investing           (224)              --              --                (88)          (312)
Activities..................................
Net Cash Provided By Financing Activities...         79             (176)             30                 101            34

As of March 31, 2002:
Current Assets..............................          9              619              32                (20)          $640
Property, Plant and Equipment, net..........         50            2,036           1,105                 --          3,191
Noncurrent Assets...........................      3,023              881           1,288             (3,578)         1,614
                                               -----------   --------------   -------------    ---------------    ----------
Total Assets................................     $3,082           $3,536          $2,425            $(3,598)        $5,445
                                               ===========   ==============   =============    ===============    ==========

Current Liabilities.........................         57              436             254              $(109)          $638
Noncurrent Liabilities......................         44            1,044              17                 --          1,105
Note Payable-- Affiliated Company...........         79            1,150              --             (1,229)            --
Long-Term Debt..............................      1,915               --             800                 --          2,715
Member's Equity.............................        987              906           1,354             (2,260)           987
                                               -----------   --------------   -------------    ---------------    ----------
Total Liabilities and Member's Equity.......     $3,082           $3,536          $2,425            $(3,598)        $5,445
                                               ===========   ==============   =============    ===============    ==========

As of  December  31, 2001:
Current Assets..............................       $  7            $ 892            $ 64            $   (25)          $938
Property, Plant and Equipment, net..........         40            1,987             958                 --          2,985
Noncurrent Assets...........................      2,835              783           1,230             (3,274)         1,574
                                               -----------   --------------   -------------    --------------     ----------
Total Assets................................     $2,882           $3,662          $2,252            $(3,299)        $5,497
                                               ===========   ==============   =============    ==============     ==========

Current Liabilities.........................       $ 56            $ 631           $ 215            $   (24)         $ 878
Noncurrent Liabilities......................         30            1,028              16                 --          1,074
Note Payable-- Affiliated Company...........         21            1,150              --             (1,171)            --
Long-Term Debt..............................      1,915               --             770                 --          2,685
Member's Equity.............................        860              853           1,251             (2,104)           860
                                              -----------   --------------   -------------    --------------     ----------
Total Liabilities and Member's Equity.......     $2,882           $3,662          $2,252            $(3,299)        $5,497
                                              ===========   ==============   =============    ==============     ==========

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Quarter Ended March 31, 2002 and Future Outlook

     For the quarter ended March 31, 2002, net income increased $18 million or 18%, compared to the quarter ended March 31, 2001. This increase was due primarily to higher revenues from spot sales into the market and from generation service to PSE&G's customers as many customers who had migrated to other energy suppliers returned to PSE&G to be served under the BGS Contract. Results were also favorably impacted by lower fuel prices to produce electricity. This was partially offset by lower trading margins and lower revenues resulting from the 2% rate reduction in February 2001 totaling $28 million as part of PSE&G's deregulation plan, and a $13 million increase in Operation and Maintenance expense.

     Our successful participation as an indirect supplier of energy to the state's utilities, including PSE&G, involved in New Jersey's recent basic generation service (BGS) auction will have a meaningful effect on our earnings, particularly in the second half of the year when the new BGS contracts go into effect. We surpassed our objective of securing contracts on more than 75% of our capacity with suppliers that won the right to serve New Jersey's utilities, including PSE&G, for a one-year period beginning August 1.

     Unless the context otherwise indicates, all references to "Power," "we," "us" or "our" herein means PSEG Power LLC (Power), a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102 and its consolidated subsidiaries. Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

RESULTS OF OPERATIONS

     Our business consists of two reportable segments, which are Generation and Energy Trading. The following is a discussion of the major quarter-to-quarter financial statement variances and follows the financial statement presentation as it relates to each of our segments.

     For the Quarter Ended March 31, 2002 compared to the Quarter Ended March 31, 2001

Operating Revenues

Generation

     Revenues from our generation segment increased $64 million or 11% in the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001 primarily due to an increase of $65 million in Interchange/Spot Market Sales due to additional generation and favorable prices. Also, a $25.0 million increase in BGS revenue for the quarter contributed to the increase. This resulted from customers returning to PSE&G in 2001 from Third Party Suppliers (TPS) as wholesale market prices exceeded fixed BGS rates. At March 31, 2002, TPS were serving less than 0.5% of the customer load traditionally served by PSE&G as compared to the March 31, 2001 level of 8%. Partially offsetting this increase was a net $28 million decrease in MTC revenues remitted to us from PSE&G, relating to two 2% rate reductions in February and August 2001. As of March 31, 2002, as required by the BPU, PSE&G has had rate reductions totaling 9% since August 1, 1999 and will have an additional 4.9% rate reduction effective August 1, 2002, which will be in effect until July 31, 2003.

Energy Trading

     Revenues from our energy trading segment decreased by $157 million or 27% for the quarter ended March 31, 2002 from the comparable period in 2001, due to lower energy trading volumes, lower prices as compared to 2001, and emission credits recorded in the first quarter of 2001. Despite lower trading volumes for the quarter, we expect to meet our full year trading margin goals.

Operating Expenses

Energy Costs

     Energy Costs increased $48 million or 28% for the quarter ended March 31, 2002 from the comparable period in 2001, primarily due to increased Interchange/Spot Market costs due to the incremental load served under the BGS contract. This was partially offset by lower fuel costs, including natural gas and nuclear and lower demand as a result of the warmer winter weather.

Trading Costs

     Trading Costs decreased $138 million or 26% for the quarter ended March 31, 2002 from the comparable period in 2001, primarily due to lower trading volumes and lower prices as compared to 2001.

Operation and Maintenance

     Operation and Maintenance expense increased $13 million or 8% for the quarter ended March 31, 2002.

Depreciation and Amortization

     Depreciation and Amortization expense decreased $7 million or 23% for the quarter ended March 31, 2002 from the comparable period in 2001. The decrease was primarily due to decreased estimated cost of removal of our generating stations.

Interest Expense

     Interest Expense decreased $36 million or 56% for the quarter ended March 31, 2002 from the comparable period in 2001 primarily due to the repayment of the $2.786 billion 14.23% promissory note to PSE&G. This loan was repaid on January 31, 2001 and was replaced on an interim basis by loans of $1.084 billion at 14.23% and $536 million at 7.11% from PSEG from January 2001 to April 2001. These loans were repaid with the proceeds of the $1.8 billion Senior Notes issued in April 2001, resulting in a total decrease in interest expense of $23 million for this quarter. Also contributing to the decrease was the capitalization of $21 million of interest on various projects under construction in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financing Methodology

     Our capital requirements and those of our subsidiaries are met and liquidity is provided by internally generated cash flow and external financings. From time to time, we make equity contributions to our direct and indirect subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. At times, we utilize intercompany dividends and inter-company loans to satisfy various subsidiary needs and efficiently manage our and our subsidiaries' short-term cash needs. Any excess funds are invested in accordance with guidelines adopted by our Board of Directors.

     External funding to meet the majority of our requirements is comprised of corporate finance transactions. The debt incurred is our direct obligation. Some of the proceeds of these debt transactions are used by us to make equity investments in our subsidiaries. External funding is also provided through PSEG, which may use proceeds of its financing transactions to make equity contributions or loans to us.

     The availability and cost of external capital could be affected by our performance as well as by the performance of PSEG and our subsidiaries. This could include the degree of structural or regulatory separation between us and our subsidiaries and affiliates and the potential impact of affiliate ratings on our credit quality. Additionally, compliance with applicable financial covenants will depend upon future financial position and levels of earnings and net cash flows, as to which no assurances can be given.

     Financing for two of our projects under construction in Lawrenceburg, Indiana and Waterford, Ohio has been being provided by non-recourse project financing transactions. These consist of loans from banks and other lenders that are secured by the project and the special purpose subsidiary assets and/or cash flows. Non-recourse transactions generally impose no obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by us. Further, the consequences of permitting a project-level default include loss of any invested equity by the parent.

Debt Covenants, Cross Default Provisions, Material Adverse Changes, and Ratings Triggers

     Our senior debt indenture and the credit agreements of our Lawrenceburg and Waterford subsidiaries contain cross-default provisions under which a default by us involving an aggregate $50 million of indebtedness in other agreements would result in a default and the potential acceleration of payment under such indenture and credit agreements. In addition, as discussed below, we depend on PSEG's credit facilities for our short-term financing needs. Under PSEG's credit agreements, a default with respect to specified indebtedness in an aggregate amount of $50 million for each of PSEG, us and PSE&G and $5 million for PSEG Energy Holdings, including relevant equity contribution obligations in subsidiaries' non-recourse transactions, would cause a cross-default and the potential acceleration of payment thereunder.

     If such a default were to occur, lenders, or the debt holders under our indenture, could determine that debt payment obligations may be accelerated as a result of a cross-default. A declaration of a cross-default could severely limit our liquidity and restrict our ability to meet our debt, capital and, in extreme cases, operational cash requirements. Any inability to satisfy required covenants and/or borrowing conditions could have a similar impact. This would have a material adverse effect on our financial condition, results of operations and net cash flows, as well as those of our subsidiaries.

     In addition, the credit agreements of PSEG and our Lawrenceburg and Waterford subsidiaries generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's, and, as may be relevant, our business or financial condition. In the event that PSEG, we or the lenders in any of these credit agreements determine that a material adverse change has occurred, advances of loan funds may be limited.

     PSEG's credit agreements contain maximum debt to equity ratios as a financial covenant. Compliance with this financial covenant will depend upon PSEG's future financial position and the level of earnings and cash flow, as to which no assurances can be given. As part of PSEG's financial planning forecast, it performs stress tests on its financial covenant. These tests include a consideration of the impacts of potential asset impairments and other items. PSEG's current analyses and projections indicate that PSEG should be able to meet its financial covenant.

     Our debt indenture and such credit agreements do not contain any "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, we and PSEG may be subject to increased interest costs on certain bank debt. Also, in connection with our energy trading business, we must meet certain credit quality standards as are required by counterparties. These same contracts provide reciprocal benefits to us. If we lose our investment grade credit rating, ER&T would have to provide credit support (letters of credit or cash), which would significantly impact our energy trading business. Providing this credit support would increase our costs of doing business and limit our ability to successfully conduct our energy trading operations. In addition, our counterparties may require us to meet margin or other security requirements, which may include cash payments.

     Over the next several years, we, our Lawrenceburg and Waterford subsidiaries and PSEG will be required to refinance maturing debt, incur additional debt and/or provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect our financial condition, results of operations and net cash flows.

Regulatory Restrictions

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

Short-Term Liquidity

     Our short-term financing needs will be met using PSEG's commercial paper program or lines of credit. As of March 31, 2002, we had a payable to PSEG of approximately $215 million for short-term funding needs. As of December 31, 2001, our payable was $164 million.

     We are constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (850 MW) and Lawrenceburg, Indiana (1,150 MW) at an aggregate total cost of $1.2 billion. Total expenditures to date on these projects are approximately $968 million. Our required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse debt. As of March 31, 2002, approximately $168 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities at stated prices. The agreement may expire if the projects are refinanced or current financing is repaid within five years. Additional equity investments may be required if the proceeds received from ER&T under this tolling agreement are not sufficient to cover the required payments under the bank financing. The Waterford project will not begin commerical operation as a single-cycle facility in June 2002 as originally scheduled. Both the Waterford and Lawrenceburg combined-cycle facilities are currently scheduled to achieve commerical operation in 2003.

CAPITAL REQUIREMENTS

     We have substantial commitments as part of our growth strategy and ongoing construction programs. We expect that the majority of our capital requirements over the next five years will come from internally generated funds, with the balance to be provided by the issuance of debt at the subsidiary or project level and equity contributions from PSEG.

     For the quarter ended March 31, 2002, we had net plant additions of $216 million, excluding capitalized interest. The majority of these additions are related to developing the Lawrenceburg, Indiana and the Waterford, Ohio sites and adding capacity to the Bergen and Linden stations in New Jersey.

ACCOUNTING MATTERS

     For a discussion of SFAS 142, SFAS 143 and SFAS 144, see Note 2. Accounting Matters .

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

     Valuation - Since the vast majority of our energy trading contracts have terms of less than two years, valuations for these contracts are readily obtainable from the market exchanges, such as PJM, and over the counter quotations. The valuations also include a credit reserve and a liquidity reserve, which is determined using financial quotation systems, monthly bid-ask prices and spread percentages. We have consistently applied this valuation methodology for each reporting period presented. The fair values of these contracts and a more detailed discussion of credit risk are reflected in Note 4. Financial Instruments, Energy Trading and Risk Management.

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

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities

     SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize the fair value of derivative instruments held as assets or liabilities on the balance sheet. In accordance with SFAS 133, the effective portion of the change in the fair value of a derivative instrument designated as a cash flow hedge is reported in OCI, net of tax. Amounts in accumulated OCI are ultimately recognized in earnings when the related hedged forecasted transaction occurs. The change in the fair value of the ineffective portion of the derivative instrument designated as a cash flow hedge is recorded in earnings. Derivative instruments that have not been designated as hedges are adjusted to fair value through earnings. We have entered into several derivative instruments, including hedges of anticipated electric and gas purchases and interest rate swaps, which have been designated as cash flow hedges.

     The fair value of the derivative instruments is determined by reference to quoted market prices, listed contracts, published quotations or quotations from counterparties. In the absence thereof, we utilize mathematical models based on current and historical data. The fair value of most of our derivatives is determined based upon quoted market prices. Therefore, the effect on earnings of valuations from our models is minimal.

     For additional information regarding Derivative Financial Instruments,  See
Note 4 - Financial Instruments Energy Trading and Risk Management - Derivative Instruments and Hedging Activities of Notes.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995.

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

     o    Acquisition,  Construction  and  Development  Activities  May  Not  Be
          Successful

     o    Changes  in  Technology  May Make Our  Power  Generation  Assets  Less
          Competitive

     o    We Are Subject to Control By PSEG

     o    Recession, Acts of War, Terrorism Could Have an Adverse Impact

     Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by us will be realized, or even if realized, will have the expected consequences to or effects on us or our business prospects, financial condition or results of operations. You should not place undue reliance on these forward-looking statements in making any investment decision. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding our securities, we are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed in the notes to the financial statements. Our policy is to use derivatives to manage risk consistent with our business plans and prudent practices. We have a Risk Management Committee (RMC) comprised of executive officers, which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

     Counterparties expose us to credit losses in the event of non-performance or non-payment. We have a credit management process, which is used to assess, monitor and mitigate counterparty exposure for us and our subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on our and our subsidiaries' financial condition, results of operations or net cash flows.

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

     The RMC has established a VAR threshold of $75 million with our Board of Directors and set an internal limit of $50 million. If the $50 million threshold is reached, the RMC would be notified and the portfolio would be closely monitored to reduce risk and potential adverse movements.

     The measured VAR using a variance/co-variance model with a 95% confidence level and assuming a one-week time horizon as of March 31, 2002 was approximately $22 million, compared to the December 31, 2001 level of $14 million, which was calculated using various controls and conservative assumptions, such as a 50% success rate in the BGS Auction. This estimate, however, is not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period and due to certain assumptions embedded in the calculation.

Credit Risk

     Counterparties expose us to credit losses in the event of non-performance or non-payment. We have a credit management process, which is used to assess, monitor and mitigate counterparty exposure for us and our subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on our and our subsidiaries' financial condition, results of operations or net cash flows.

     Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We are subject to credit policies established by PSEG that we believe significantly minimize credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty. We also establish credit reserves for our energy trading contracts based on various factors, including individual counterparty's position, credit rating, default possibility and recovery rates.

     As a result of the BGS auction, we have contracted to provide generating capacity to the direct suppliers of New Jersey electric utilities, including PSE&G, commencing August 1, 2002. These bilateral contracts are subject to credit risk. This credit risk relates to the ability of counterparties to meet their payment obligations for the power delivered under each BGS contract. This risk is substantially higher than the risk associated with potential nonpayment by PSE&G under the BGS contract expiring July 31, 2002 since PSE&G is a rate-regulated entity. Any failure to collect these payments under the new BGS contracts could have a material impact on our results of operations, cash flows, and financial position.

                           PART II. OTHER INFORMATION
                           --------------------------
                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of PSEG Power LLC's (Power) 2001 Annual Report on Form 10-K is updated below. See information on the following proceedings at the pages indicated:

     (1) Form 10-K, Pages 14 and 15. See Page 23. Administrative proceedings before the NJDEP under the FWPCA for certain electric generating stations.

     (2) Form 10-K, Page 17. See Pages 22 and 23. DOE Overcharges, Docket No. 01-592C.

     (3) Form 10-K, Pages 16 and 17. See Pages 22 and 23. DOE not taking possession of spent nuclear fuel, Docket No. 01-551C.

     (4) Form 10-K, Pages 16 and 51. See Page 6. Investigation and additional investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under our 2001 Annual Report to the SEC is updated below. References are to the related pages on the Form 10-K as printed and distributed.

Gas Contract Transfer

     Form 10-K, page 9. On August 11, 2000, PSE&G filed a gas merchant restructuring plan with the BPU. On January 9, 2002, the BPU approved an amended stipulation, which authorized the transfer of PSE&G's gas supply business, including its interstate capacity, storage and gas supply contracts to us. We will, under a requirements contract, provide gas supply to PSE&G to serve its Basic Gas Supply Service (BGSS) customers. The transfer took place on May 1, 2002. On May 1, 2002, the Ratepayer Advocate requested rehearing by the BPU of its decision, but did not seek a stay.

     The gas contract transfer is expected to increase our commodity risk. Gas residential commodity costs are currently recovered through PSE&G's adjustment clauses that are periodically trued-up to actual costs and reset. After the gas contract transfer, PSE&G will pay ER&T for gas provided to PSE&G for its gas distribution customers. Industrial and commercial BGSS customers will be priced under PSE&G's Market Priced Gas Service (MPGS). Residential BGSS customers will remain under current pricing until April 1, 2004, after which, subject to further BPU approval those residential gas customers would also move to MPGS service.

Nuclear Regulatory Commission (NRC)

     Form 10-K, page 11. A pressurized water reactor nuclear unit (PWR) not owned by us was recently identified with a degradation of the reactor vessel head, which forms part of the pressure boundary for the reactor coolant system. Although analysis of the cause is still in progress, primary water stress corrosion cracking of the control rod drive mechanism nozzles is suspected. In March 2002, the NRC issued bulletin 2002-01, requiring that all operators of PWR units submit information concerning: (i) the integrity of the reactor coolant pressure boundary, (ii) inspections that have been and will be undertaken to satisfy applicable regulatory requirements, and (iii) the basis for concluding that plants satisfy applicable regulatory requirements related to the structural integrity of the reactor coolant pressure boundary. In April, we provided the requested information in our response for Salem Nuclear Generation Station (Salem). The response included an assessment that primary water stress corrosion cracking of the control rod drive mechanism nozzles at Salem Units 1 and 2 is unlikely in the near term, and our assurance that both Salem Units 1 and 2 are in compliance with applicable regulatory requirements. A visual inspection of the Salem Unit 2 reactor head has been completed during the current refueling outage, and no evidence of reactor vessel head degradation was found. A similar inspection was performed at Salem Unit 1 in 2001, which also found no evidence of degradation. Our Hope Creek nuclear unit and our interests in the Peach Bottom units 2 and 3 are unaffected as they are Boiling Water Reactor nuclear units. We cannot predict what other actions the NRC may take on this issue.

Nuclear Fuel Disposal

     Form 10-K, page 17. Under the NWPA, the DOE was required to begin taking possession of all spent nuclear fuel generated by our nuclear units for disposal by no later than 1998. DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available earlier than 2010.

     In February 2002, President Bush announced that Yucca Mountain in Nevada would be the permanent disposal facility for nuclear wastes. On April 8, 2002, the Governor of Nevada submitted his veto to the siting decision. On May 8, 2002, the U.S. House of Representatives approved a resolution to override the veto. The issue now awaits a vote by the U.S. Senate, which is expected in early July. No assurances can be given regarding the final outcome of this matter.

Water Pollution Control

     Form 10-K, page 15. The EPA is conducting a rulemaking under Federal Water Pollution Control Act (FWPCA) Section 316(b), which requires that cooling water intake structures reflect the best technology available (BTA) for minimizing "adverse environmental impact". Phase I of the rule became effective on January 17, 2002. None of the projects that we currently have under construction or in development is subject to the Phase I rule. EPA published for public comment on April 9, 2002 proposed draft Phase II rules covering large existing power plants, and is expected to issue final rules by August 28, 2003. The draft regulations propose to regulate existing power plants that have a design intake flow of 50 million gallons per day greater and use at least 25% of the water for cooling purposes. The draft regulations propose to establish three means of demonstrating that a facility has BTA at an intake; two of which would be linked to demonstrating compliance with specific performance criteria and the third requiring a determination by the permitting authority that a case-by-case demonstration would be warranted. The proposed uniform performance standards are applicable to subsets of facilities based on waterbody type and capacity utilization rate. The content of the final Phase II rules cannot be predicted at this time, although it is reasonable to expect that the rule will apply to all of our steam electric and combined cycle units that use surface waters for cooling purposes. If the Phase II rules require retrofitting of cooling water intake structures at our existing facilities, the cost of complying with the rules would be material.

New Matter

     Approximately 150,000 tons of fly ash generated by Hudson and Mercer Generating Stations was taken by the ash marketer we then employed and sold to the owner and operator of a clay mine in Monroe Township, New Jersey. During the Fall of 1997 through the Fall of 1998, the owner and operator of the clay mine used the fly ash as fill material to return the mine site to grade, without obtaining the necessary approvals from the NJDEP. Upon discovery of this use of the material, we terminated the services of its ash marketer and initiated discussions with NJDEP for the appropriate regulatory approvals to allow this material to remain at the site. NJDEP likely will require a clay cap and other engineering controls to ensure that the ash is isolated from the environment if the ash is left in place. Our negotiations with NJDEP and the property owner are continuing. Our cost of resolving this matter will depend upon the results of our negotiations with NJDEP and the property owner. Although the precise extent of liability is not currently estimable, it is not expected to be material.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) A listing of exhibits being filed with this document is as follows:

      Exhibit Number    Document
      --------------    --------------------------------------------------------
           4.7          First Supplemental Indenture Dated as of March 13, 2002
           12           Computation of Ratios of Earnings to Fixed Charges

  (B) Reports on Form 8-K:
              None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PSEG POWER LLC
                                  (Registrant)

                          By:   Patricia A. Rado
                     --------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: May 15, 2002