Form 10-Q/A
period 2002-03-31
PSEG POWER LLC
filed 2002-07-30
CIK 1158659

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A
       (Mark One)
       [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
       [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from      to
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

================================================================================
                         EXPLANATORY NOTE - RESTATEMENT
                         ------------------------------

     This Form 10-Q is being amended to reflect a change to our Consolidated Statement of Income for the three months ended March 31, 2002, to reduce reported amounts of generation revenues and energy costs by approximately $80 million. This change relates to an inadvertent bookkeeping error recorded in the month of March 2002,and reported in our March 31, 2002, Form 10-Q involving the purchase and sale of energy with the PJM ISO by our generation segment. This restatement is limited to these line items and time period, and had no effect on our margins, earnings or cash flows.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2002 as originally filed on May 15, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR
UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.
================================================================================

================================================================================
                                 PSEG POWER LLC
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1.   Financial Statements                                           1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      17

Item 3.   Qualitative and Quantitative Disclosures about Market Risk     23

PART II. OTHER INFORMATION
--------------------------
Item 1.   Legal Proceedings                                              24

Item 5.   Other Information                                              24

Item 6.   Exhibits and Reports on Form 8-K                               26

Signature                                                                27

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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                                 PSEG POWER LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                      For the Quarters Ended
                                                             March 31,
                                                    -------------------------
                                                         2002         2001
                                                    (As restated-
                                                     See Note 11.)
                                                    -------------  ----------
OPERATING REVENUES
    Generation ......................................   $   545      $   561
    Trading .........................................       430          587
                                                        -------      -------
             Total Operating Revenues ...............       975        1,148
                                                        -------      -------

OPERATING EXPENSES
    Energy Costs ....................................       141          173
    Trading Costs ...................................       398          536
    Operation and Maintenance .......................       181          168
    Depreciation and Amortization ...................        23           30
    Taxes Other Than Income Taxes ...................         4            5
                                                        -------      -------
        Total Operating Expenses ....................       747          912
                                                        -------      -------
OPERATING INCOME ....................................       228          236
Interest Expense - Net ..............................       (28)         (64)
                                                        -------      -------
INCOME BEFORE INCOME TAXES ..........................       200          172
Income Taxes ........................................       (80)         (70)
                                                        -------      -------
EARNINGS AVAILABLE TO PUBLIC
SERVICE ENTERPRISE GROUP
INCORPORATED ........................................   $   120      $   102
                                                        =======      =======

See Notes to Consolidated Financial Statements.



                                 PSEG POWER LLC
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                  (Unaudited)
                                                                   March 31,   December 31,
                                                                     2002          2001
                                                                   ---------   ------------
CURRENT ASSETS
     Cash and Cash Equivalents ...................................   $    11    $     9
     Accounts Receivable:
       Affiliated Companies ......................................        --         22
       Other .....................................................       122        270
     Fuel ........................................................        69         76
     Materials and Supplies, Net of Valuation
       Reserves - 2002 and 2001, $2 ..............................       127        124
     Energy Trading Contracts ....................................       294        422
     Other .......................................................        17         15
                                                                     -------    -------
          Total Current Assets ...................................       640        938
                                                                     -------    -------

PROPERTY, PLANT AND EQUIPMENT
     Property, Plant and Equipment ...............................     4,483      4,238
       Less: Accumulated Depreciation and Amortization ...........    (1,292)    (1,253)
                                                                     -------    -------
       Net Property, Plant and Equipment .........................     3,191      2,985
                                                                     -------    -------

NONCURRENT ASSETS
     Deferred Income Taxes .......................................       563        579
     Nuclear Decommissioning Fund ................................       815        817
     Other .......................................................       236        178
                                                                     -------    -------
          Total Noncurrent Assets ................................     1,614      1,574
                                                                     -------    -------
TOTAL ASSETS .....................................................   $ 5,445    $ 5,497
                                                                     =======    =======
See Notes to Consolidated Financial Statements.

                                 PSEG POWER LLC
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)

                                                      (Unaudited)
                                                       March 31,   December 31,
                                                         2002         2001
                                                      ---------   -------------
CURRENT LIABILITIES
  Accounts Payable:
     Affiliated Companies ...........................   $    56    $    --
     Other ..........................................       165        333
  Energy Trading Contracts ..........................       258        434
  Other .............................................       159        111
                                                        -------    -------
       Total Current Liabilities ....................       638        878
                                                        -------    -------

NONCURRENT LIABILITIES
  Nuclear Decommissioning ...........................       815        817
  Cost of Removal ...................................       145        146
  Environmental .....................................        53         53
  Other .............................................        92         58
                                                        -------    -------
       Total Noncurrent Liabilities .................     1,105      1,074
                                                        -------    -------
COMMITMENTS AND CONTINGENT LIABILITIES ..............        --         --
                                                        -------    -------

CAPITALIZATION
  Project Level Non-Recourse Debt ...................       800        770
  Long-Term Debt ....................................     1,915      1,915
                                                        -------    -------
       Total Long-Term Debt .........................     2,715      2,685
                                                        -------    -------
MEMBER'S EQUITY
  Contributed Capital ...............................     1,350      1,350
  Basis Adjustment ..................................      (986)      (986)
  Retained Earnings .................................       618        498
  Accumulated Other Comprehensive Income/(Loss) .....         5         (2)
                                                        -------    -------
       Total Member's Equity ........................       987        860
                                                        -------    -------
TOTAL LIABILITIES AND CAPITALIZATION ................   $ 5,445    $ 5,497
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

See Notes to Consolidated Financial Statements.

================================================================================
                                 PSEG POWER LLC
================================================================================
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes should be read in conjunction with the Notes contained in our Annual Report on Form 10-K. These Notes update and supplement matters discussed in our Annual Report on Form 10-K.

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

Note 2.  Accounting Matters

Effective January 1, 2002 we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), as required by the standard. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. The effect of no longer amortizing goodwill on an annual basis was not material to our financial position and statement of income upon adoption. Under this standard, we were required to complete an impairment analysis of goodwill during 2002 and record any required impairment as of January 1, 2002. We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill and determined that there was no impairment to our recorded goodwill.

================================================================================
                                 PSEG POWER LLC
================================================================================

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144, long-lived assets to be disposed of should be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations. A long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired. The adoption of this standard did not have any impact on our financial position or results of operations.

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

     We are constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (850 MW) and Lawrenceburg, Indiana (1,150 MW) at an aggregate total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $968 million. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse debt. As of March 31, 2002, approximately $168 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities at stated prices. The agreement expires if current financing is repaid within five years. Additional equity investments may be required if the proceeds received from ER&T under this tolling agreement are not sufficient to cover the required payments under the bank financing. The Waterford project will not begin commercial operation as a single-cycle facility in June 2002 as originally scheduled. Both the Waterford and Lawrenceburg combined-cycle facilities are currently scheduled to achieve commercial operation in 2003.

     We have commitments to purchase equipment and services, which are consistent with our current plans to develop additional generating capacity. The aggregate amount due under these commitments is approximately $480 million, the majority of which are included in estimated costs for the projects discussed above.

Note 4.  Financial Instruments, Energy Trading and Risk Management

     Our operations are exposed to market risks from changes in commodity prices and interest rates that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative instruments as risk management tools consistent with our business plans and prudent business practices and for energy trading purposes.

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
                                                 =====================    ===================    ================

     The fair values as of March 31, 2002 and December 31, 2001 of financial instruments related to the energy commodities in our energy trading segment are summarized in the following table:


                                          March 31, 2002                  December 31, 2001
                                   -----------------------------   --------------------------------
                                   Notional  Notional    Fair      Notional   Notional      Fair
                                     (mWh)    (MMBTU)    Value       (mWh)     (MMBTU)     Value
                                   ------------------------------  ---------------------- ---------
                                            (Millions)                       (Millions)
      Futures and Options NYMEX.      14.0      12.0    $(1.5)         --       16.0       $(1.2)
      Physical forwards.........      53.0      48.0     $9.9        41.0        9.0       $(2.6)
      Options -- OTC............       2.0     470.0    $16.7         8.0      717.0      $(18.7)
      Swaps.....................       --    1,151.0     $3.5          --    1,047.0       $23.9
      Emission Allowances.......       --        --     $13.3          --        --         $8.3

     The fair values as of March 31, 2002 and December 31, 2001 of financial instruments related to the energy commodities in our generation segment are summarized in the following table:



                                           March 31, 2002                  December 31, 2001
                                    ------------------------------   ------------------------------
                                    Notional  Notional    Fair       Notional   Notional    Fair
                                      (mWh)    (MMBTU)    Value       (mWh)     (MMBTU)    Value
                                    ------------------------------  -------------------------------
                                             (Millions)                       (Millions)
     Futures and Options NYMEX.        --        1.0       $1.2          --         --        --
     Physical forwards.........        --         --        --           --         --        --
     Options -- OTC............        --       79.0       $5.4          --        86.0    $(10.4)
     Swaps.....................        --       64.0       $1.3          --        84.0     $(1.2)
     Emission Allowances.......        --         --         --          --         --        --

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

     Information related to the segments of our business is detailed below:


                                                                              Energy       Consolidated
                                                            Generation       Trading          Total
                                                           -------------- --------------- ---------------
                                                                       (Millions of Dollars)
For the Quarter Ended March 31, 2002:
------------------------------------
Total Revenues........................................            $545            $430            $975
Operating Income Before Income Taxes..................             198              30             228
Income Taxes..........................................              68              12              80
Net Income............................................            $102             $18            $120
                                                           ============== =============== ===============
As of March 31, 2002:
Total Assets..........................................          $4,888            $557          $5,445
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
------------------------
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


                                                               Guarantor          Other         Consolidating
                                                   Power      Subsidiaries     Subsidiaries      Adjustments        Total
                                                ----------   --------------   -------------    ---------------    ----------
                                                                           (Millions of Dollars)
For the Quarter  ended March 31, 2002:
--------------------------------------
Revenues....................................         --             $973              $2                 --           $975
Operating Expenses..........................         20              723               4                 --            747
                                                ----------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................        (20)             250              (2)                --            228
Other Income (Loss).........................        156               (1)             --               (155)            --
Interest Expense............................        (41)             (16)             29                 --            (28)
Income Taxes................................         25              (96)             (9)                --            (80)
                                                ----------   --------------   -------------    ---------------    ----------
Net Income (Loss)...........................       $120             $137             $18              $(155)          $120
                                                ==========   ==============   =============    ===============    ==========

Net Cash Provided By (Used In) Operating
Activities..................................       $148             $157             $81              $(159)          $227
Net Cash Provided By (Used In) Investing
Activities..................................       (205)            (156)           (138)               244           (255)
Net Cash Provided By Financing Activities...         58               --              57                (85)            30

For the Quarter ended March 31,  2001:
--------------------------------------
Revenues....................................        $--           $1,139              $9                 --         $1,148
Operating Expenses..........................         29              869              14                 --            912
                                                ----------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................        (29)             270              (5)                --            236
Other Income (Loss).........................        171               (1)             --               (170)            --
Interest Expense............................        (71)             (12)             18                  1            (64)
Income Taxes................................         31              (99)             (1)                (1)           (70)
                                                ----------   --------------   -------------    ---------------    ----------
Net Income (Loss)...........................       $102             $158             $12              $(170)          $102
                                                ==========   ==============   =============    ===============    ==========


Net Cash Provided By (Used In) Operating
Activities..................................        137              313              --               (168)          $282
Net Cash Provided By (Used In) Investing
Activities..................................       (173)            (311)             --               (172)          (312)
Net Cash Provided By Financing Activities...         34                4              --                 (4)            34

As of March 31, 2002:
---------------------
Current Assets..............................          9              619              32                (20)          $640
Property, Plant and Equipment, net..........         50            2,036           1,105                 --          3,191
Noncurrent Assets...........................      3,023              881           1,288             (3,578)         1,614
                                               -----------   --------------   -------------    ---------------    ----------
Total Assets................................     $3,082           $3,536          $2,425            $(3,598)        $5,445
                                               ===========   ==============   =============    ===============    ==========

Current Liabilities.........................         57              436             254              $(109)          $638
Noncurrent Liabilities......................         44            1,044              17                 --          1,105
Note Payable-- Affiliated Company...........         79            1,150              --             (1,229)            --
Long-Term Debt..............................      1,915               --             800                 --          2,715
Member's Equity.............................        987              906           1,354             (2,260)           987
                                               -----------   --------------   -------------    ---------------    ----------
Total Liabilities and Member's Equity.......     $3,082           $3,536          $2,425            $(3,598)        $5,445
                                               ===========   ==============   =============    ===============    ==========

As of  December  31, 2001:
--------------------------
Current Assets..............................       $  7            $ 892            $ 64            $   (25)          $938
Property, Plant and Equipment, net..........         40            1,987             958                 --          2,985
Noncurrent Assets...........................      2,835              783           1,230             (3,274)         1,574
                                               -----------   --------------   -------------    --------------     ----------
Total Assets................................     $2,882           $3,662          $2,252            $(3,299)        $5,497
                                               ===========   ==============   =============    ==============     ==========

Current Liabilities.........................       $ 56            $ 631           $ 215            $   (24)         $ 878
Noncurrent Liabilities......................         30            1,028              16                 --          1,074
Note Payable-- Affiliated Company...........         21            1,150              --             (1,171)            --
Long-Term Debt..............................      1,915               --             770                 --          2,685
Member's Equity.............................        860              853           1,251             (2,104)           860
                                              -----------   --------------   -------------    --------------     ----------
Total Liabilities and Member's Equity.......     $2,882           $3,662          $2,252            $(3,299)        $5,497
                                              ===========   ==============   =============    ==============     ==========

     There are no restrictions on the ability of our subsidiaries to transfer funds in the form of dividends, loans or advances to us for the periods noted above.

Note 11. Restatement

     Subsequent to the issuance of our financial statements included in our Form 10-Q for the three-month period ended March 31, 2002, management determined that approximately $80 million of electric revenues and electric energy costs had been inadvertently recorded due to a bookkeeping error in the month of March 2002, involving the purchase and sale of energy with the PJM ISO by our generation segment. As a result, the financial statements for the three months ended March 31, 2002 have been restated from the amounts previously reported to reduce generation revenues and energy costs as shown below. The restatement is limited to these line items and this time period, and has no effect on our margins, earnings or cash flows.

                                          For the Quarter Ended March 31, 2002
                                        ----------------------------------------
                                         As Previously Reported     As Restated
                                        -----------------------     ------------
Generation Revenues....................          $  625                 $545
                                              ----------            ------------
   Total Operating Revenues............          $1,055                 $975
                                              ==========            ============
Energy Costs...........................          $  221                 $141
                                              ----------            ------------
   Total Operating Expenses............          $  827                 $747
                                              ==========            ============

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Quarter Ended March 31, 2002 and Future Outlook

     This Form 10-Q is being amended to reflect a change to our Consolidated Statement of Income for the three months ended March 31, 2002, to reduce reported amounts of generation revenues and energy costs by approximately $80 million. This change relates to an inadvertent bookkeeping error recorded in the month of March 2002, and reported in our March 31, 2002, Form 10-Q involving the purchase and sale of energy with the PJM ISO by our generation segment. This restatement is limited to these line items and time period, and had no effect on our margins, earnings or cash flows. For additional information related to the restatement, see Note 11. Restatement of Notes to Consolidated Financial Statements (Notes).

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2002 as originally filed on May 15, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.

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

     Subsequent to the issuance of our financial statements on Form 10-Q for the three months period ended March 31, 2002, management determined that approximately $80 million of generation revenues and energy costs had been inadvertently recorded. As a result, the financial statements for the three months ended March 31, 2002, have been restated from the amounts previously reported to reduce generation revenues and energy costs.

Unless the context otherwise indicates, all references to "Power," "we," "us" or "our" herein means PSEG Power LLC (Power), a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102 and its consolidated subsidiaries. Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes and should be read in conjunction with such Statements and Notes.

RESULTS OF OPERATIONS

     Our business consists of two reportable segments, which are Generation and Energy Trading. The following is a discussion of the major quarter-to-quarter financial statement variances and follows the financial statement presentation as it relates to each of our segments.

     For the Quarter Ended March 31, 2002 compared to the Quarter Ended March 31, 2001

Operating Revenues

Generation

     Revenues from our generation segment decreased $16 million or 3% in the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, primarily due to a $28 million decrease in MTC revenues remitted to us from PSE&G, relating to two 2% rate reductions in February and August 2001. As of March 31, 2002, as required by the BPU, PSE&G has had rate reductions totaling 9% since August 1, 1999 and will have an additional 4.9% rate reduction effective August 1, 2002, which will be in effect until July 31, 2003. Also contributing to the decrease for the quarter was a $16 million decrease in Interchange/Spot Market Sales. Offsetting these decreases was a $25 million increase in BGS revenue. This resulted from customers returning to PSE&G in 2001 from Third Party Suppliers (TPS) as wholesale market prices exceeded fixed BGS rates. At March 31, 2002, TPS were serving less than 0.5% of the customer load traditionally served by PSE&G as compared to the March 31, 2001 level of 8%.

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

Operating Expenses

Energy Costs

     Energy Costs decreased $32 million or 18% for the quarter ended March 31, 2002 from the comparable period in 2001 due to lower fuel costs for oil and gas of approximately $29 million.

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

Debt Covenants, Cross Default Provisions, Material Adverse Clause Changes, and Ratings Triggers

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

     We are constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (850 MW) and Lawrenceburg, Indiana (1,150 MW) at an aggregate total cost of $1.2 billion. Total expenditures to date on these projects are approximately $968 million. Our required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse debt. As of March 31, 2002, approximately $168 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities at stated prices. The agreement may expire if the projects are refinanced or current financing is repaid within five years. Additional equity investments may be required if the proceeds received from ER&T under this tolling agreement are not sufficient to cover the required payments under the bank financing. The Waterford project will not begin commercial operation as a single-cycle facility in June 2002 as originally scheduled. Both the Waterford and Lawrenceburg combined-cycle facilities are currently scheduled to achieve commercial operation in 2003.

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

ACCOUNTING MATTERS

     For a discussion of SFAS 142, SFAS 143 and SFAS 144, see Note 2. Accounting Matters.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) A listing of exhibits being filed with this document is as follows:

      Exhibit Number    Document
      --------------    --------------------------------------------------------
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

Date: July 29, 2002