Form 10-Q
period 2002-06-30
PSEG POWER LLC
filed 2002-07-30
CIK 1158659

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____ to  _____

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

                               Yes   X       No
                                     --         --

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements.............................................    1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   18

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.......   24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   26

Item 5.  Other Information................................................   27

Item 6.  Exhibits and Reports on Form 8-K.................................   28

Signature.................................................................   29

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS





                                                        PSEG POWER LLC
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                     (Millions of Dollars)
                                                          (Unaudited)


                                                                    Three Months Ended     Six Months Ended
                                                                         June 30,               June 30,
                                                                    ------------------    ------------------
                                                                       2002       2001       2002       2001
                                                                    -------    -------    -------    -------
    OPERATING REVENUES ..........................................   $ 1,010    $ 1,159    $ 1,968    $ 2,295

    OPERATING EXPENSES
       Energy and Trading Costs .................................       619        745      1,139      1,440
       Operation and Maintenance ................................       196        182        379        352
       Depreciation and Amortization ............................        27         25         50         55
       Taxes Other Than Income Taxes ............................        (4)         6         --         11
                                                                    -------    -------    -------    -------
            Total Operating Expenses ............................       838        958      1,568      1,858
                                                                    -------    -------    -------    -------
    OPERATING INCOME ............................................       172        201        400        437
    Other Income and Deductions .................................        --         (2)        --         (2)
    Interest Expense - Net ......................................       (28)       (25)       (56)       (89)
                                                                    -------    -------    -------    -------
    INCOME BEFORE INCOME TAXES ..................................       144        174        344        346
    Income Taxes ................................................       (61)       (70)      (141)      (140)
                                                                    -------    -------    -------    -------
      NET INCOME ................................................   $    83    $   104    $   203    $   206
                                                                    =======    =======    =======    =======
See Notes to Consolidated Financial Statements


                                                 PSEG POWER LLC
                                           CONSOLIDATED BALANCE SHEETS
                                                     ASSETS
                                              (Millions of Dollars)
                                                   (Unaudited)

                                                                    June 30, December 31,
                                                                      2002       2001
                                                                    -------- ------------
CURRENT ASSETS
   Cash and Cash Equivalents ....................................   $    13    $     9
   Accounts Receivable:
     Affiliated Companies .......................................       265         17
     Other ......................................................       160        270
   Fuel .........................................................       356         76
   Materials and Supplies, Net of Valuation
     Reserves - 2002 and 2001, $2 ...............................       131        124
   Energy Trading Contracts .....................................       462        387
   Other ........................................................        19         15
                                                                    -------    -------
     Total Current Assets .......................................     1,406        898
                                                                    -------    -------

PROPERTY, PLANT AND EQUIPMENT
   Property, Plant and Equipment ................................     4,746      4,238
      Less: Accumulated Depreciation and Amortization ...........    (1,333)    (1,253)
                                                                    -------    -------
     Net Property, Plant and Equipment ..........................     3,413      2,985
                                                                    -------    -------

NONCURRENT ASSETS
   Deferred Income Taxes ........................................       561        579
   Nuclear Decommissioning Fund .................................       830        817
   Energy Trading Contracts .....................................        47         46
   Other ........................................................       258        178
                                                                    -------    -------
     Total Noncurrent Assets ....................................     1,696      1,620
                                                                    -------    -------
TOTAL ASSETS ....................................................   $ 6,515    $ 5,503
                                                                    =======    =======
See Notes to Consolidated Financial Statements

                                                 PSEG POWER LLC
                                          CONSOLIDATED BALANCE SHEETS
                                         LIABILITIES AND CAPITALIZATION
                                             (Millions of Dollars)
                                                  (Unaudited)



                                                                    June 30,  December 31,
                                                                      2002        2001
                                                                    --------  ------------
CURRENT LIABILITIES
Accounts Payable ................................................   $   376    $   333
     Energy Trading Contracts ...................................       418        386
     Other ......................................................       169        111
                                                                    -------    -------
      Total Current Liabilities .................................       963        830
                                                                    -------    -------

NONCURRENT LIABILITIES
     Nuclear Decommissioning ....................................       830        817
     Cost of Removal ............................................       144        146
     Environmental ..............................................        53         53
     Energy Trading Contracts ...................................        64         54
     Other ......................................................        91         58
                                                                    -------    -------
       Total Noncurrent Liabilities .............................     1,182      1,128
                                                                    -------    -------

COMMITMENTS AND CONTINGENT LIABILITIES ..........................      --         --
                                                                    -------    -------

CAPITALIZATION
Long-Term Debt
     Project Level, Non-Recourse Debt ...........................       800        770
     Long-Term Debt .............................................     2,514      1,915
                                                                    -------    -------
     Total Long-Term Debt .......................................     3,314      2,685
                                                                    -------    -------

MEMBER'S EQUITY
     Contributed Capital ........................................     1,350      1,350
     Basis Adjustment ...........................................      (986)      (986)
     Retained Earnings ..........................................       701        498
     Accumulated Other Comprehensive (Loss) .....................        (9)        (2)
                                                                    -------    -------
     Total Member's Equity ......................................     1,056        860
                                                                    -------    -------
TOTAL LIABILITIES AND CAPITALIZATION ............................   $ 6,515    $ 5,503
                                                                    =======    =======
See Notes to Consolidated Financial Statements

                                                     PSEG POWER LLC
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Millions of Dollars)
                                                      (Unaudited)


                                                                    For the Six Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                        2002         2001
                                                                    ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ....................................................     $   203    $   206
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ...............................          50         55
    Amortization of Nuclear Fuel ................................          45         52
    Provision for Deferred Income Taxes and ITC - net ...........          18         12
    Net Changes in certain current assets and liabilities:
       Accounts Receivable ......................................        (138)       (10)
       Inventory-- Fuel and Materials and Supplies ..............        (287)        (1)
       Accounts Payable .........................................          43        289
       Unrealized Gains on Energy Trading Contracts .............         (35)       (14)
       Other Current Assets and Liabilities .....................          55         91
    Other .......................................................           7        (87)
                                                                      -------    -------
       Net Cash (Used In)/Provided By Operating Activities ......         (39)       593
                                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment, ...................        (496)      (763)
  Additions to Long-Term Investments ............................         (45)       (24)
  Contributions to Decommissioning and Other Special Funds ......         (45)       (22)
                                                                      -------    -------
       Net Cash Used In Investing Activities ....................        (586)      (809)
                                                                      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Long-Term Debt ....................................         629      1,791
  Repayment of Note Payable-Affiliated Company ..................          --     (2,786)
  Contributed Capital ...........................................          --      1,200
                                                                      -------    -------
       Net Cash Provided By Financing Activities ................         629        205
                                                                      -------    -------
Net Change In Cash And Cash Equivalents .........................           4        (11)
Cash And Cash Equivalents At Beginning Of Period ................           9         20
                                                                      -------    -------
Cash And Cash Equivalents At End Of Period ......................     $    13    $     9
                                                                      =======    =======
Income Taxes Paid ...............................................     $    65    $    89
Interest Paid ...................................................     $    87    $   113

See Notes to Consolidated Financial Statements

================================================================================
                                 PSEG POWER LLC
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Basis of Presentation

Organization

Unless the context otherwise indicates, all references to "Power," "we," "us" or "our" herein means PSEG Power LLC and its consolidated subsidiaries. Power is a Delaware Limited Liability Company with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. We are a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG) and are a multi-regional independent electric generation and wholesale energy marketing and trading company.

We have three principal, direct, wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T) and currently operate in two reportable segments, generation and energy trading. The generation segment of our business earns revenues by selling energy on a wholesale basis under contract to our affiliate, Public Service Electric and Gas Company (PSE&G), other power marketers and to load serving entities, and also by bidding energy, capacity and ancillary services into the market. The energy trading segment of our business earns revenues by trading energy, capacity, fixed transmission rights, fuel and emission allowances in the spot, forward and futures markets and through management of the gas portfolio which we acquired from PSE&G in May 2002. The energy trading segment also earns revenues through financial transactions, including swaps, options and futures in the electricity and natural gas markets. We were established to acquire, own and operate the electric generation-related business of PSE&G pursuant to regulatory orders issued by the New Jersey Board of Public Utilities (BPU) in connection with the deregulation of the electric power industry in New Jersey. We also have a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for our subsidiaries.

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes contained in our Annual Report on Form 10-K and our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002. These Notes update and supplement matters discussed in our Annual Report on Form 10-K and our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002.

The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in our 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Accounting Matters

Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142)

SFAS 142 became effective on January 1, 2002. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when changes in events or circumstances occur. In 2001, we had recorded goodwill of approximately $21 million as a result of our acquisition of the Albany, NY Steam Station from Niagara Mohawk Power Corporation (Niagara Mohawk) in May 2000. Prior to January 1, 2002, this amount was amortized in accordance with then current accounting guidance at approximately $0.5 million per year. As of January 1, 2002, we no longer amortize the recorded amount of this goodwill. We completed our analysis of implementing SFAS 142 by June 30, 2002, and determined there was no impairment to our recorded goodwill.

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS
144)

On January 1, 2002, we adopted SFAS 144. Upon adoption, the impact of SFAS 144 did not have an effect on our financial position or results of operations. Under SFAS 144, long-lived assets to be disposed of should be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continued operations or in discontinued operations. Also under SFAS 144, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Also, as previously under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), a long-lived asset must be tested for impairment annually, and whenever events or changes in circumstances indicate that its carrying amount may be impaired.

Emerging Issues Task Force (EITF) Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"

In June 2002, the EITF addressed certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement,
(b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged and (c) additional disclosure requirements for energy trading activities. The EITF reached a consensus on the first issue and determined that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement. This change is applicable to financial statements for periods ending after July 15, 2002 and requires that prior periods be restated for comparability. The EITF also reached a consensus on the third issue regarding disclosures which will be effective for the first year-end after July 15, 2002. The EITF did not reach a consensus on the second issue and will address it through a working group.

Pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), we have been recording our trading revenues and trading related costs on a gross basis for physical energy and capacity sales and purchases. In accordance with EITF 02-3, beginning in the third quarter of 2002, we will report energy trading revenues and energy trading costs on a net basis and will reclassify prior periods to conform with this net presentation. The effect of this standard will be to reduce both trading revenues and trading costs by approximately $715 million and $1,058 million for the six months ended June 30, 2002 and June 30, 2001, respectively, and approximately $2,256 million and $2,647 million for the years ended December 31, 2001 and December 31, 2000, respectively. This change in presentation will have no effect on trading margins, net income or any component of cash flows.

SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143)

In July 2001, the Financial Accounting Standards Board (FASB), issued SFAS 143. Upon adoption of SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recorded. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. This standard will have an impact on our nuclear decommissioning liability and other items. We are still evaluating the potential impact of adopting SFAS 143, which will likely be material to our financial position and results of operations.

Note 3. Commitments And Contingent Liabilities

Guaranteed Obligations

We have guaranteed certain energy trading contracts of ER&T. We entered into guarantees having a maximum liability of $876 million and $506 million as of June 30, 2002 and December 31, 2001, respectively. The amount of our exposure under these guarantees was $169 million and $153 million as of June 30, 2002 and December 31, 2001, respectively.

As of June 30, 2002, letters of credit were issued in the amount of approximately $89 million. These letters of credit are in support of our trading business and various contractual obligations.

Environmental

Hazardous Waste

The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. We and our predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. We do not anticipate that the compliance with these regulations will have a material adverse effect on our financial position, results of operations or net cash flows.

Passaic River Site

The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility". In a separate matter, we and certain of our predecessors operated industrial facilities at properties within the Passaic River "facility", including the Essex Generating Station. We have contracted to sell the site of the former generating station, contingent upon approval by state regulatory agencies, to a third party that would release and indemnify us for claims arising out of the site. We cannot predict what action, if any, the EPA or any third party may take against us with respect to these matters, or in such event, what costs we may incur to address any such claims. However, such costs may be material.

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

In a response to a request by the EPA and the NJDEP under Section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable NSR regulations, we provided certain data in November 2000. In January 2002, we reached an agreement with the state and the federal government to resolve allegations of noncompliance with federal and state NSR regulations. Under that agreement, we will install advanced air pollution controls over 12 years that are expected to significantly reduce emissions of nitrogen oxides (NOx), sulfur dioxide (SO2) particulate matter, and mercury from the Hudson and Mercer units. The agreement includes a CO2 emissions reduction goal for our New Jersey units. This single year CO2 reduction goal will be achieved mainly through repowering projects. The estimated cost of the program is $355 million and such costs, when incurred, will be capitalized as plant additions. We also agreed to pay a $1.4 million civil penalty, $6 million on supplemental environmental projects, and up to $1.5 million if reductions in CO2 levels are not achieved.

The EPA had also asserted that PSD requirements are applicable to Bergen 2, such that we were required to have obtained a permit before beginning actual on-site construction. We disputed that PSD/NSR requirements were applicable to Bergen 2. As a result of the agreement resolving the NSR allegations concerning Hudson and Mercer, the NJDEP issued an air permit for Bergen 2. Bergen 2 began operations in June 2002.

New Generation and Development

PSEG Power New York Inc., an indirect, wholly-owned subsidiary, is developing the Bethlehem Energy Center, a 763 MW combined-cycle power plant that will replace the 380 MW Albany, NY Steam Station. Total costs for this project will be approximately $465 million with expenditures to date of approximately $79 million. Construction began in 2002 with the expected completion date in 2004, at which time the existing station will be retired.

We have completed construction of a 546 MW natural gas-fired, combined cycle electric generation plant at Bergen Generation Station at a cost of approximately $342 million that was declared commercial in 2002. We are also constructing a 1,218 MW combined cycle generation plant at Linden, New Jersey with costs estimated at approximately $700 million and expenditures to date approximately of $432 million. Completion is expected in 2003, at which time 451 MW of existing generating capacity will be retired.

We are constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (821 MW) and Lawrenceburg, Indiana (1,096 MW) at an aggregate total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $1.0 billion. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse debt. As of June 30, 2002, approximately $212 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities at stated prices. Based on current prices, this contract is currently above market. The agreement may expire if the current financing is repaid within five years. Additional equity investments may be required if the proceeds received from ER&T under this tolling agreement are not sufficient to cover the required payments under the bank financing. Due to existing market conditions, the Waterford project did not begin commercial operation as a single-cycle facility in 2002 as originally scheduled. Both the Waterford and Lawrenceburg combined-cycle facilities are currently scheduled to achieve commercial operation in 2003.

We have entered into an agreement to purchase Wisvest-Connecticut LLC, which holds two electric generating stations in Connecticut, at a cost of $220 million. The agreement also calls for purchase price adjustments of up to $20 million for various expenditures made prior to closing, as well as closing adjustments for fuel and inventory. The coal, oil, and gas-fired plants have a total capacity of 1,019 MW. The transaction is subject to various Federal approvals. The transfer of the two stations triggered the Connecticut Transfer Act, which requires the commencement of any necessary remedial activities within three years of the transfer of the property. While the cost to comply with the Transfer Act to clean up former petroleum coke operations at the two stations is still unknown, estimated costs are between $10 million and $20 million. No assurances can be given as to the ultimate remediation costs at these facilities, however they could be material. We expect to close on this acquisition in the fourth quarter of 2002.

We also have contracts with outside parties to provide upgraded turbines for the Salem Units 1 and 2 and upgraded turbines and a power uprate for Hope Creek to increase our generating capacity. The projects are subject to regulatory approvals and are currently scheduled to be completed by 2004 for Salem Unit 1 and Hope Creek and 2006 for Salem Unit 2. Our aggregate estimated costs for these projects are $210 million.

We have commitments to purchase gas turbines and/or other services, to meet our current plans to develop additional generating capacity. The aggregate amount due under these commitments is approximately $480 million, approximately $370 million of which is included in estimated costs for the projects discussed above. The approximate $110 million remaining relates to obligations to purchase hardware and services that have not been designated to any specific projects. If we do not contract to satisfy our commitment relating to the $110 million in obligations by July 2003, we will be subject to penalties of up to $22 million.

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

Energy Trading Contracts

We maintain a strategy of entering into trading positions to optimize the value of our portfolio of generation assets and supply obligations. We do not engage in the practice of simultaneous trading for the purpose of increasing trading volume or revenue. We engage in physical and financial transactions in the electricity wholesale markets and execute an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. We actively trade energy and energy-related products, including electricity, natural gas, electric capacity, fixed transmission rights, coal and emission allowances, in the spot, forward and futures markets, primarily in PJM, and electricity in the Super Region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana and natural gas in the producing region as well as the Super Region. These contracts also involve financial transactions including swaps, options and futures.

Our energy  trading  contracts  are recorded  under  Emerging  Issues Task Force
(EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). This requires energy trading contracts to be marked-to-market with the resulting realized and unrealized gains and losses included in current earnings. These contracts are recorded in our Energy Trading segment.

For our energy trading segment for the quarter and six months ended June 30, 2002, we recorded net margins of $18 million and $48 million, respectively, which includes margins generated by gas contracts, as shown below:

                                                     For the Three Months Ended            For the Six Months Ended
                                                              June 30,                             June 30,
                                                  ---------------------------------    ---------------------------------
                                                      2002               2001              2002               2001
                                                  -------------     ---------------    -----------------  --------------
                                                       (Millions of Dollars)                (Millions of Dollars)
Realized Gains.............................               $16                 $27               $17                $74
Unrealized Gains...........................                 5                  10                35                 14
                                                  -------------     ---------------    --------------     --------------
  Gross Margin.............................                21                  37                52                 88
                                                  -------------     ---------------    --------------     --------------
Broker Fees and Other Trading-Related
  Expense..................................                (3)                 (1)               (4)                (3)
                                                  -------------     ---------------    --------------     --------------
  Net Margin...............................               $18                 $36               $48                $85
                                                  =============     ===============    ==============     ==============

As of June 30, 2002 and December 31, 2001, substantially all of our energy contracts in our trading segment had terms of two years or less and were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to the energy commodities in our energy trading segment are summarized in the following table:


                                                   June 30, 2002                       December 31, 2001
                                         -----------------------------------   ----------------------------------
                                          Notional     Notional     Fair       Notional    Notional      Fair
                                            (mWh)       (MMBTU)     Value       (mWh)       (MMBTU)      Value
                                         -----------------------------------  -----------------------------------
                                                     (Millions)                           (Millions)
Futures and Options NYMEX............           47            10       $1           --            16      $(1)
Physical forwards....................          151            --       10           41             9       (3)
Options-- OTC........................            2           379       11            8           717      (19)
Swaps................................           --         1,920       10           --         1,047       24
Emission Allowances..................           --            --       15           --            --        9
                                         -----------------------------------  -----------------------------------
     Totals..........................          200         2,309      $47           49         1,789      $10
                                         ===================================  ===================================

We routinely enter into exchange traded futures and options transactions for electricity and natural gas as part of our energy trading operations. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits as of June 30, 2002 was approximately $3 million.

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

The BPU approved an auction to identify energy suppliers for the Basic Generation Service (BGS) of New Jersey's regulated distribution utilities for the one-year period beginning on August 1, 2002. On February 15, 2002 the BPU approved the BGS auction results. Power did not participate directly in the auction but agreed to supply power to several of the direct bidders, securing contracts for more than 75% of its generation capacity in the PJM market. Subsequently, a portion of the contracts with those builders was reassigned to us. Therefore, for a limited portion of the New Jersey retail load, we will be a direct supplier.

In order to hedge a portion of our forecasted energy purchases to meet our BGS requirements, we entered into forward purchase contracts, futures, options and swaps. We have also forecasted the energy delivery from our generating stations based on the forward price curve movement of energy and, as a result, entered into swaps, options and futures transactions to hedge the price of gas to meet our gas purchases requirements for generation. These transactions qualified for hedge accounting treatment under SFAS 133. As of June 30, 2002, the fair value of these hedges were ($8.6) million with offsetting charges to Other Comprehensive Income (OCI) of $5.1 million (after-tax). These hedges will mature through 2003.

Also, prior to May 2002, PSE&G had entered into gas forwards, futures, options and swaps to hedge its forecasted requirements for natural gas, which was required under an agreement with the BPU in 2001. Effective with the gas contract transfer on May 1, 2002, we also acquired all of the derivatives entered into by PSE&G. We account for these derivative instruments pertaining to residential customers in a similar manner as PSE&G did. Gains or losses from these derivatives will be recovered from customers as part of the monthly billing to PSE&G. Derivatives relating to commercial and industrial customers will be accounted for in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" where appropriate. Gains or losses on these derivatives will be deferred and reported as a component of other comprehensive income (OCI). The accumulated OCI will be reclassified to earnings in the period in which the hedged transaction affects earnings. As of June 30, 2002, we had approximately 303 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $(10) million. As of December 31, 2001, PSE&G had approximately 330 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $(137) million. The maximum term of these contracts is approximately one year.

Generation

We also enter into certain other contracts for our generation business which are derivatives but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), nor are they classified as energy trading contracts under EITF 98-10. Most of these contracts are option contracts on gas purchases for generation requirements, which do not qualify for hedge accounting and therefore the changes in fair market value of these derivative contracts are recorded in the income statement at the end of each reporting period in our generation segment.

For our generation business for the quarter and six months ended June 30, 2002, we recorded gains and losses on certain derivative contracts of $(6) million and $26 million, respectively, as shown below:

                                             For the Three Months Ended             For the Six Months Ended
                                                      June 30,                              June 30,
                                          ---------------------------------     ---------------------------------
                                               2002              2001               2002               2001
                                          ----------------- --------------      ---------------- ---------------
                                               (Millions of Dollars)                 (Millions of Dollars)
Realized (Losses) Gains................           $(5)              $--                    $8               $--
Unrealized (Losses) Gains..............            (1)               (8)                   18                (8)
                                          ---------------    --------------     --------------    ---------------
  Gross Margin.........................           $(6)              $(8)                  $26               $(8)
                                          ===============    ==============     ==============    ===============

As of June 30, 2002 and December 31, 2001, substantially all of our energy contracts in our generation segment had terms of two years or less and were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to the energy commodities in our generation segment are summarized in the following table:

                                                           June 30, 2002                           December 31, 2001
                                               ---------------------------------------   ---------------------------------------
                                                  Notional       Notional      Fair       Notional     Notional        Fair
                                                   (mWh)         (MMBTU)      Value        (mWh)        (MMBTU)       Value
                                               --------------- ------------- ---------  ----------------------------------------
                                                             (Millions)                               (Millions)
     Futures and Options NYMEX.............          --               6          $1       --                --          --
     Options-- OTC.........................          --             103           5       --                86        $(11)
     Swaps.................................          --              --           1       --                84          (1)
                                               --------------- ------------- ---------  ----------------------------------------
     Totals................................          --             109          $7       --               170        $(12)
                                               =============== ============= =========  ========================================

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 2002, a hypothetical 10% change in market interest rates would result in $3 million in annual interest costs related to non-recourse floating rate debt for our projects in Lawrenceburg, Indiana and Waterford, Ohio.

Note 5. Income Taxes


                                                                      Quarter Ended               Six Months Ended
                                                                        June 30,                      June 30,
                                                                ---------------------------    -------------------------
                                                                  2002            2001            2002          2001
                                                                -----------    ------------    ------------    ---------
Pre-Tax Income...............................................        $144           $ 174            $344        $ 346
Tax Computed at the Federal Statutory Rate @ 35%.............          50              61             120          121

Increases (decreases) from Federal statutory rate
attributable to:
    State Income Taxes after Federal Benefit.................          10              10              20           19
    Other....................................................           1              (1)              1           --
                                                                -------------   ------------    ------------    ---------
Total Income Tax Expense                                             $ 61            $ 70           $ 141        $ 140
                                                                -------------   ------------    ------------    ---------
      Effective Income Tax Rate..............................       42.6%           40.2%           41.0%        40.5%


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

Generation

The generation segment of our business earns revenues by selling energy on a wholesale basis under contract to power marketers, load serving entities (LSEs) and by bidding our energy, capacity and ancillary services into the market.

Energy Trading

The energy trading segment of our business earns revenues by trading energy, capacity, fixed transmission rights, fuel and emission allowances in the spot, forward and futures markets and through management of the gas portfolio which PSE&G transferred to us in May 2002. The energy trading segment also earns revenues through financial transactions, including swaps, options and futures in the electricity and natural gas markets.

Information related to the segments of our business is detailed below:

                                                                                     Energy       Consolidated
                                                                    Generation       Trading          Total
                                                                   -------------- --------------- ---------------
                                                                               (Millions of Dollars)
For the Quarter Ended June 30, 2002:
-----------------------------------
Operating Revenues...........................................             $565            $445          $1,010
Operating Income.............................................              154              18             172
Income Taxes.................................................               53               8              61
Net Income...................................................              $73             $10             $83
                                                                   ============== =============== ===============



                                                                                      Energy       Consolidated
                                                                    Generation       Trading          Total
                                                                   -------------- --------------- ---------------
                                                                               (Millions of Dollars)
For the Quarter Ended June 30, 2001:
-----------------------------------
Operating Revenues...........................................             $588            $571          $1,159
Operating Income.............................................              165              36             201
Income Taxes.................................................               56              14              70
Net Income...................................................              $82             $22            $104
                                                                   ============== =============== ===============

                                                                                      Energy       Consolidated
                                                                    Generation       Trading          Total
                                                                   -------------- --------------- ---------------
                                                                               (Millions of Dollars)
For the Six Months Ended June 30, 2002:
--------------------------------------
Operating Revenues...........................................           $1,110            $858          $1,968
Operating Income.............................................              352              48             400
Income Taxes.................................................              121              20             141
Net Income...................................................             $175             $28            $203
                                                                   ============== =============== ===============


                                                                                     Energy       Consolidated
                                                                    Generation       Trading          Total
                                                                  --------------- -------------- ----------------
                                                                              (Millions of Dollars)
For the Six Months Ended June 30, 2001:
--------------------------------------
Operating Revenues...........................................           $1,149         $1,146           $2,295
Operating Income.............................................              352             85              437
Income Taxes.................................................              106             34              140
Net Income...................................................             $155            $51             $206
                                                                  =============== ============== ================
Total Assets.................................................           $5,383         $1,132           $6,515
                                                                  =============== ============== ================
As of December 31, 2001:
Total Assets.................................................           $4,713           $790           $5,503
                                                                  =============== ============== ================

Note 7.  Comprehensive Income

Comprehensive Income, Net of Tax, is detailed below:

                                                                           Comprehensive Income/(Loss)
                                                             --------------------------------------------------------
                                                                  Quarter Ended                Six Months Ended
                                                                    June 30,                       June 30,
                                                             ------------------------     ---------------------------
                                                               2002          2001            2002            2001
                                                             ---------     ----------     -----------     -----------
                                                             (Millions of Dollars)

Net Income.................................................    $83           $104            $203            $206
Change in the Fair Value of Financial Instruments (A)......    (14)           (41)             (5)            (43)
Reclassification Adjustments for Net Amount included in
  Net Income (B)...........................................     (2)            20              (2)             20
                                                             ---------     ----------     -----------     -----------
Comprehensive Income.......................................    $67            $83            $196            $183
                                                             =========     ==========     ===========     ===========

(A) Net of tax of $9 million and $4 million for the quarter and six months ended
    June 30, 2002, respectively and $28 million and $30 million for the quarter and six months ended June 30, 2001, respectively.

(B) Net of tax of $1 million and $1 million for the quarter and six months ended
    June 30, 2002, respectively and $(14) million and $(14) million for the quarter and six months ended June 30, 2001, respectively.

Note 8.  Property, Plant and Equipment

Information related to Property, Plant and Equipment is detailed below:

                                                                          June 30,          December 31,
                                                                            2002                2001
                                                                       ---------------   -------------------
                                                                              (Millions of Dollars)
     Property, Plant and Equipment.................................
     Plant in Service:
        Fossil Production..........................................          $2,268                $1,898
        Nuclear Production.........................................             181                   154
                                                                       ---------------   -------------------
     Total Plant in Service........................................           2,449                 2,052
                                                                       ---------------   -------------------
     Nuclear Fuel in Service.......................................             581                   486
     Construction Work in Progress Including Nuclear Fuel..........           1,699                 1,693
     Other.........................................................              17                     7
                                                                       ---------------   -------------------
     Total.........................................................          $4,746                $4,238
                                                                       ===============   ===================

Interest related to capital projects is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost". For the six months ended June 30, 2002 and 2001, Interest Capitalized During Construction (IDC) amounted to $43 million and $25 million, respectively.

Note 9. Related Party Transactions

PSEG and PSE&G

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

Effective with the asset transfer, we charge PSE&G for a market transition charge (MTC) for the energy and capacity provided to meet PSE&G's BGS requirements. These rates were established by the BPU. For the quarter and six months ended June 30, 2002, we charged PSE&G approximately $488 million and $948 million, respectively, for MTC and BGS. For the quarter and six months ended June 30, 2001, we charged PSE&G approximately $475 million and $938 million, respectively, for MTC and BGS. As of June 30, 2002 and December 31, 2001, our receivable from PSE&G relating to these costs was approximately $179 million and $159 million, respectively. For the quarter and six months ended June 30, 2002, we purchased energy and capacity from PSE&G at the market price of approximately $34 million and $63 million, respectively, which PSE&G purchased under various non-utility generation (NUG) contracts. As of June 30, 2002 and December 31, 2001, our payable to PSE&G relating to these purchases was approximately $13 million and $7 million, respectively.

Effective May 1, 2002, PSE&G transferred its gas supply contracts and gas inventory to us at a cost of approximately $183 million and we entered into a requirements contract with PSE&G under which we will provide the delivered gas supply services needed to meet its BGSS requirements. The contract term ends March 31, 2004 with a three-year renewal option. For the quarter ended June 30, 2002, we charged PSE&G approximately $96 million under terms of the contract. As of June 30, 2002, our receivable from PSE&G relating to these costs was approximately $54 million. As part of the agreement, PSE&G is providing us the use of its peaking shaving facilities at cost.

We have intercompany transactions with PSEG for various activities, including short-term funding for day-to-day operations, depending on liquidity. As of June 30, 2002, there was a net receivable of approximately $22 million from PSEG related to these transactions. As of December 31, 2001, there was a net payable of approximately $164 million to PSEG related to these transactions.

PSEG Services Corporation

PSEG Services Corporation provides and bills administrative services to us on a monthly basis. Our costs related to such services amounted to approximately $66 million and $59 million for the six months ended June 30, 2002, and 2001, respectively. As of June 30, 2002 and December 31, 2001, our payable related to these costs was approximately $11 million and $13 million, respectively.

Note 10. Guarantees of Debt

In April 2001, we issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. In June 2002, we also issued $600 million of 6.95% Senior Notes due 2012. The net proceeds from the sales were used primarily for the repayment of the loans from PSEG. Each series of the Senior Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries as well as our non-guarantor subsidiaries as of June 30, 2002 and 2001 and for the quarters then ended.


                                                              Guarantor          Other         Consolidating
                                                  Power      Subsidiaries     Subsidiaries      Adjustments          Total
                                                 ---------   --------------   -------------    ---------------    ----------
                                                                           (Millions of Dollars)
For the three months ended June 30, 2002:
----------------------------------------
Revenues....................................          $1           $1,005             $4                 --          $1,010
Operating Expenses..........................          16              816              6                 --             838
                                                 ---------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................         (15)             189             (2)                --             172
Other Income................................         117                9             --               (126)             --
Interest Income (Expense)...................         (41)             (14)            27                 --             (28)
Income Taxes................................          22              (73)           (10)                --             (61)
                                                 ---------   --------------   -------------    ---------------    ----------
Net Income..................................         $83             $111            $15              $(126)            $83
                                                 =========   ==============   =============    ===============    ==========



                                                              Guarantor          Other         Consolidating
                                                  Power      Subsidiaries     Subsidiaries      Adjustments        Total
                                                 ---------   --------------   -------------    ---------------    ----------
                                                                           (Millions of Dollars)
For the three months ended June 30, 2001:
-----------------------------------------
Revenues....................................          --           $1,153             $6                 --          $1,159
Operating Expenses..........................          19              929             11                 (1)            958
                                                 ---------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................         (19)             224             (5)                 1             201
Other Income (Expense)......................         150               (4)            --               (148)             (2)
Interest Income (Expense)...................         (41)             (18)            35                 (1)            (25)
Income Taxes................................          14              (78)            (7)                 1             (70)
                                                 ---------   --------------   -------------    ---------------    ----------
Net Income..................................        $104             $124            $23              $(147)           $104
                                                 =========   ==============   =============    ===============    ==========


                                                              Guarantor          Other         Consolidating
                                                  Power      Subsidiaries     Subsidiaries      Adjustments        Total
                                                 ---------   --------------   -------------    ---------------    ----------
                                                                           (Millions of Dollars)
For the six months ended June 30, 2002:
---------------------------------------
Revenues....................................          $1           $1,961             $6                $--          $1,968
Operating Expenses..........................          36            1,522             10                 --           1,568
                                                 ---------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................         (35)             439             (4)                --             400
Other Income................................         273               13             --               (286)             --
Interest Income (Expense)...................         (82)             (30)            56                 --             (56)
Income Taxes................................          47             (169)           (19)                --            (141)
                                                 ---------   --------------   -------------    ---------------    ----------
Net Income..................................        $203             $253            $33              $(286)           $203
                                                 =========   ==============   =============    ===============    ==========

Net Cash  Provided By (Used In) Operating          $(413)            $600           $(23)             $(203)         $  (39)
Activities..................................
Net Cash  Provided By (Used In) Investing           (224)            (516)          (157)               311            (586)
Activities..................................
Net Cash  Provided By (Used In)Financing             637              (80)           180               (108)            629
Activities..................................

For the six months ended June 30,  2001:
----------------------------------------
Revenues....................................          --           $2,280            $15                 --          $2,295
Operating Expenses..........................          48            1,785             25                 --           1,858
                                                 ---------   --------------   -------------    ---------------    ----------
Operating Income (Loss).....................         (48)             495            (10)                --             437
Other Income (Loss).........................         321               (5)            --               (318)             (2)
Interest Income (Expense)...................        (112)             (30)            53                 --             (89)
Income Taxes................................          45             (177)            (8)                --            (140)
                                                 ---------   --------------   -------------    ---------------    ----------
Net Income..................................        $206             $283            $35              $(318)         $  206
                                                 =========   ==============   =============    ===============    ==========

Net Cash  Provided By Operating Activities..        $124              $59           $740              $(330)           $593
Net Cash  (Used In) Investing Activities....       (331)              (68)          (740)               330            (809)
Net Cash  Provided By Financing Activities..         205               --             --                 --             205

As of June 30, 2002:
--------------------
Current Assets..............................        $693             $898          $(137)              $(48)         $1,406
Property, Plant and Equipment, net..........          48            2,194          1,171                --            3,413
Noncurrent Assets...........................       3,052            1,067          1,269             (3,692)          1,696
                                                 ---------   --------------   -------------    ---------------    ----------
Total Assets................................      $3,793           $4,159         $2,303            $(3,740)         $6,515
                                                 =========   ==============   =============    ===============    ==========

Current Liabilities.........................        $118             $877            $18               $(50)           $963
Noncurrent Liabilities......................          46            1,117             16                  3           1,182
Note Payable-- Affiliated Company...........          59            1,150             --             (1,209)             --
Long-Term Debt..............................       2,514               --            800                 --           3,314
Member's Equity.............................       1,056            1,015          1,469             (2,484)          1,056
                                                 ---------   --------------   -------------    ---------------    ----------
Total Liabilities and Member's Equity.......      $3,793           $4,159         $2,303            $(3,740)         $6,515
                                                 =========   ==============   =============    ===============    ==========

As of  December  31, 2001:
--------------------------
Current Assets..............................        $  9            $ 851           $ 64              $ (26)           $898
Property, Plant and Equipment, net..........          40            1,987            958                 --           2,985
Noncurrent Assets...........................       2,834              829          1,230             (3,273)          1,620
                                                 ---------   --------------   -------------    --------------     ----------
Total Assets................................      $2,883           $3,667         $2,252            $(3,299)         $5,503
                                                 =========   ==============   =============    ==============     ==========

Current Liabilities.........................        $ 57             $678          $ 215             $ (120)          $ 830
Noncurrent Liabilities......................          30            1,082             16                 --           1,128
Note Payable-- Affiliated Company...........          21            1,150             --             (1,171)             --
Long-Term Debt..............................       1,915               --            770                 --           2,685
Member's Equity.............................         860              757          1,251             (2,008)            860
                                                 ---------   --------------   -------------    --------------     ----------
Total Liabilities and Member's Equity.......      $2,883           $3,667         $2,252            $(3,299)         $5,503
                                                 =========   ==============   =============    ==============     ==========

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002, affecting our consolidated financial condition and the results of operations. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

Overview of the Quarter Ended June 30, 2002

For the quarter ended June 30, 2002, net income was $83 million, a decrease of $21 million or 20% from the comparable period in 2001. For the six months ended June 30, 2002, net income decreased $3 million or 1% from the comparable period in 2001. The decrease in net income was due to lower margins on our energy trading activities, outages at various generating stations, which resulted in us purchasing electricity on the open market and providing this electricity to PSE&G's customers under fixed BGS contract prices, lower MTC revenues, respectively, due to two 2% rate reductions as part of PSE&G's deregulation plan and an increase in Operation and Maintenance expense, partially offset by lower fuel prices to produce electricity.

Our successful participation as an indirect supplier of energy to the state's utilities, including PSE&G, involved in New Jersey's recent basic generation service (BGS) auction will have a meaningful effect on our earnings, particularly in the second half of the year when the new BGS contracts go into effect. We surpassed our objective of securing contracts on more than 75% of our capacity with suppliers that won the right to serve New Jersey's utilities, including PSE&G, for a one-year period beginning August 1, 2002. Also, we acquired the gas supply contracts and gas inventory from PSE&G for $183 million. We also entered a requirements contract with PSE&G under which we will provide the delivered gas supply services to PSE&G, which are needed to meet their Basic Gas Supply Service (BGSS). The contract term ends March 31, 2004 with a three-year renewal option, at PSE&G's option.

Future Outlook

For 2002, we expect to earn $460 million to $500 million. Our success as a wholesale BGS provider will depend, in part, on our ability to meet our full requirements under our contracts with the BGS suppliers in a profitable manner. We expect to accomplish this by producing energy from our own generation and/or energy purchases in the market. We also enter into trading positions related to our generation assets and supply obligations. To the extent we do not hedge our obligations, whether long or short, we will be subject to the risk of price fluctuations that could affect our future results, such as increases in the price of energy purchased to meet our supply obligations, the cost of fuel to generate electricity, the cost of congestion credits that we need to transmit electricity and other factors. In addition, we are subject to the risk of subpar operating performance of our fossil and nuclear generating units. To the extent there are unexpected outages at our generating facilities, changes in environmental or nuclear regulations or other factors which impact the production of such units or the ability to generate and transmit electricity in a cost-effective manner, it may cost us more to produce electricity or we may be required to purchase higher cost energy to replace the energy we anticipated producing. These risks can be exacerbated by, among other things, changes in demand in electricity usage, such as those due to extreme weather and economic conditions.

Our future revenue stream is also uncertain. Due to the timing of the New Jersey BGS auction process, the majority of our revenues for August 1, 2003 and thereafter cannot be accurately predicted. Also, certain of our new projects, such as our investments in the Lawrenceburg and Waterford projects in the Midwest and the plants we are acquiring from Wisvest in Connecticut, are also subject to the risk of changes in future energy prices as we have not entered into forward sale contracts for the majority of their expected generation capacity. Since the majority of our generating facilities are concentrated in the Northeast region, changes in energy and energy related prices in this marketplace could materially affect our results. Also, changes in the rules and regulation by FERC in the markets in which we operate, particularly changes in the ability to maintain market based rates, could have an adverse impact on our results. As a result of these variables and risks, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

In addition, our earnings projections assume that we will continue to use energy trading to optimize the value of our portfolio of generating assets and supply obligations. This will depend, in part, on our, as well as our counterparties', ability to maintain sufficient creditworthiness and to display a willingness to participate in energy trading activities at anticipated volumes. Potential changes in the mechanisms of conducting trading activity, such as the continued availability of energy trading exchanges, could positively or negatively affect trading volumes and liquidity in these energy trading markets compared to the assumptions of these factors embedded in our business plans. Recently, the energy trading markets have experienced a noticeable slowdown in the second quarter that has affected our second quarter results and our 2002 earnings projections. However, to date, the failure of certain internet-based energy trading exchanges has not had a significant impact on liquidity in energy trading markets where we conduct our business. As a result of these variables, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

RESULTS OF OPERATIONS

Operating Revenues

For the quarter and six months ended June 30, 2002, Revenues decreased $149 million or 13% and $327 million or 14%. The decreases were primarily due to lower trading revenues of $227 million and $389 million for the quarter and six months ended June 30, 2002 from the comparable periods in 2001, respectively, due to lower energy trading volumes, lower prices as compared to 2001, and sales of emission credits recorded in the first quarter of 2001. See Note 4. Financial Instruments, Energy Trading and Risk Management for further discussion. Also contributing to the decrease were lower revenues from our generation segment of $23 million and $39 million in the quarter and six months ended June 30, 2002, from the comparable periods in 2001, respectively. This is due primarily to decreases of $8 million and $36 million for the quarter and six months ended June 30, 2002 in MTC revenues, primarily due to two 2% rate reductions in August 2001 and February 2001. These rate reductions reduce the MTC revenues that PSE&G remits to us as part of its BGS contract. These decreases were partially offset by increases in BGS revenue of $22 million and $47 million for the quarter and six months ended June 30, 2002, respectively, which resulted from additional customers returning to PSE&G in 2002 from Third Party Suppliers (TPS) as wholesale market prices exceeded fixed BGS rates. At June 30, 2002, TPS were serving less than 0.3% of the customer load traditionally served by PSE&G as compared to the June 30, 2001 level of 1.5%. Also, partially offsetting this decrease were revenues of $97 million recorded in connection with our BGSS contract with PSE&G for the quarter ended June 30, 2002, discussed above. Also contributing were decreases for the quarter and six months ended June 30, 2002, respectively of $9 million and $23 million in Interchange/Spot Market Sales and $9 million and $12 million in ancillary services. A $17 million gain on a sale of a fixed asset recorded in 2001 also contributed to the decrease in 2002.

Operating Expenses

Energy and Trading Costs

For the quarter and six months ended June 30, 2002, Energy and Trading Costs decreased $126 million or 17% and $301 million or 21%. The decreases were primarily due to lower trading costs of $200 million and $343 million for the quarter and six months ended June 30, 2002 from the comparable periods in 2001, respectively, primarily due to lower trading volumes (see corresponding decrease in trading revenues). See Note 4. Financial Instruments, Energy Trading and Risk Management for further discussion. Also, contributing to the decrease were lower fuel expenses for oil ($12 million and $33 million, respectively) and gas ($14 million and $33 million), as a result of lower fuel prices in 2002. Partially offsetting this decrease were increased costs of $91 million for the quarter ended June 30, 2002 associated with our obligations under the BGSS contract with PSE&G, discussed above.

Operation and Maintenance

Operation and Maintenance expense increased $14 million or 8% and $27 million or 8% for the quarter and six months ended June 30, 2002, from the comparable periods in 2001, respectively. This was due primarily as a result of various outages at our electric generating stations.

Depreciation and Amortization

Depreciation and Amortization expense increased $2 million or 8% and decreased $5 million or 9% for the quarter and six months ended June 30, 2002, from the comparable periods in 2001, respectively. The decrease for the six month period was primarily due to decreases in the estimated cost of removal of our generating stations in 2001.

Interest Expense

Interest Expense increased $3 million or 12% and decreased $33 million or 37% for the quarter and six months ended June 30, 2002 from the comparable periods in 2001, respectively. The decrease for the six month period is primarily due to our recapitalization as our higher rate intercompany loans with PSE&G and PSEG were replaced with lower rate external debt and equity. Our $2.786 billion 14.23% promissory note to PSE&G was repaid on January 31, 2001 and was replaced on an interim basis by loans of $1.084 billion at 14.23% and $536 million at 7.11% from PSEG from January 2001 to April 2001. These loans were repaid with the proceeds of our $1.8 billion Senior Notes issued in April 2001. We also issued $600 million of 6.95% Senior Notes in June 2002. Also, interest capitalization on various projects under construction was $22 million and $43 million for the quarter and six months ended June 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financing Methodology

Our capital requirements and those of our subsidiaries are met and liquidity is provided by internally generated cash flow and external financings. From time to time, we make equity contributions to our direct and indirect subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. At times, we utilize intercompany dividends and inter-company loans to satisfy various subsidiary needs and efficiently manage us, and our subsidiaries' short-term cash needs. Any excess funds are invested in accordance with guidelines adopted by our Board of Directors.

External funding to meet the majority of our requirements is comprised of corporate finance transactions. The debt incurred is our direct obligation. Some of the proceeds of these debt transactions are used by us to make equity investments in our subsidiaries. External funding is also provided through PSEG, which may use proceeds of its financing transactions to make equity contributions or loans to us. External financing may consist of public and private capital market debt and equity transactions, bank revolving credit and term loan facilities, commercial paper and/or project financings.

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

Financing for two of our projects under construction in Lawrenceburg, Indiana and Waterford, Ohio has been provided by non-recourse project financing transactions. These consist of loans from banks and other lenders that are secured by the project and the special purpose subsidiary assets and/or cash flows. Non-recourse transactions generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by us. Further, the consequences of permitting a project-level default include loss of any invested equity by the parent.

Over the next several years, we and our Lawrenceburg and Waterford subsidiaries and PSEG will be required to refinance maturing debt, expect to incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect our financial condition, results of operations and net cash flows.

Debt Covenants, Cross Default Provisions, Material Adverse Clause Changes, and Ratings Triggers

Our senior debt indenture and the credit agreements of our Lawrenceburg and Waterford subsidiaries contain cross-default provisions under which a default by us involving an aggregate of $50 million of indebtedness in other agreements would result in a default and the potential acceleration of payment under such indenture and credit agreements. In addition, as discussed below, we depend on PSEG's credit facilities for our short-term financing needs. Under PSEG's credit agreements, a default with respect to specified indebtedness in an aggregate amount of $50 million for each of PSEG, us and PSE&G and $5 million for PSEG Energy Holdings, including relevant equity contribution obligations in subsidiaries' non-recourse transactions, could cause a cross-default in our credit agreements.

If such a default were to occur, lenders, or the debt holders under our indenture, could determine that debt payment obligations may be accelerated as a result of a cross-default. A declaration of a cross-default could severely limit our liquidity and restrict our ability to meet our debt, capital and, in extreme cases, operational cash requirements. Any inability to satisfy required covenants and/or borrowing conditions could have a similar impact. In the event of any likely default or failure to satisfy covenants or conditions, we would seek to renegotiate terms of the agreements with the lenders. No assurances can be given as to whether these efforts would be successful. This would have a material adverse effect on our financial condition, results of operations and net cash flows, as well as those of our subsidiaries.

In addition, the credit agreements of PSEG and our Lawrenceburg and Waterford subsidiaries generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's, and, as may be relevant, our business or financial condition. In the event that PSEG, we or the lenders in any of these credit agreements determine that a material adverse change has occurred, advances of loan funds may not be advanced.

PSEG's credit agreements contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon PSEG's future financial position and the level of earnings and cash flow, as to which no assurances can be given.

Our debt indenture and such credit agreements do not contain any "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, we and PSEG may be subject to increased interest costs on certain bank debt. Also, in connection with our energy trading business, we must meet certain credit quality standards as are required by counterparties. If we lose our investment grade credit rating, ER&T would have to provide credit support (letters of credit or cash), which would significantly impact our energy trading business. These same contracts provide reciprocal benefits to us. Providing this credit support would increase our costs of doing business and limit our ability to successfully conduct our energy trading operations. In addition, our counterparties may require us to meet margin or other security requirements, which may include cash payments. We may also have to provide credit support for certain of our equity commitments if we lose our investment grade rating.

Short-Term Liquidity

We have no such credit facilities and rely on PSEG for our short-term financing needs. As of June 30, 2002, Power had no short-term borrowings payable to PSEG.

PSEG has revolving credit facilities to provide liquidity for its $1 billion commercial paper program and for various funding purposes. The following table summarizes the various revolving credit facilities of PSEG as of June 30, 2002.



                                                 Expiration                Total                  Primary
 Company                                            Date                  Facility                Purpose
----------------------------------------     -------------------     -------------------     ------------------
                                                                 (Millions of Dollars)
 PSEG:
 364-day Credit Facility                         March 2003                        $620          CP Support
 364-day Bilateral Facility                      March 2003                         100          CP Support
 5-year Credit Facility                          March 2005                         280          CP Support
 5-year Credit Facility                         December 2002                       150           Funding
 Uncommitted Bilateral Agreement                     N/A                              *           Funding

* Availability varies based on market conditions.

As of June 30, 2002, PSEG has $744 million of commercial paper outstanding and $349 million outstanding under its uncommitted credit facility.

Financial covenants contained in PSEG's credit facilities include the ratio of debt (excluding non-recourse project financings and securitization debt and including commerical paper and loans, certain letters of credit and similar instruments) to total capitalization. At the end of any quarterly financial period such ratio shall not be more than 0.70 to 1. PSEG plans to issue equity-linked securities before year-end, which will lower this ratio. PSEG's current forecasts do not indicate that it will exceed the required ratio of debt to total capitalization in its credit facilities, even if PSEG does not issue any equity-linked securities. Also, as part of its financial planning forecast, PSEG will perform stress tests on its financial covenants. These tests include a consideration of the impacts of potential asset impairments, foreign currency fluctuations and other items. As of June 30, 2002, PSEG was in compliance with this covenant and expects to continue to meet the ratio requirements of debt to total capitalization in the future. However, no assurances can be given, and if an event of default were to occur, it could materially impact our results of operations, cash flow and financial position.

External Financings

In June 2002, we issued $600 million of 6.95% Senior Unsecured Notes due 2012. The proceeds of which were used to repay short-term funding from PSEG, including amounts related to the Gas Contract Transfer in May 2002.

CAPITAL REQUIREMENTS

Our capital needs will be dictated by its strategy to continue to develop as a profitable, growth-oriented supplier in the wholesale power market. Our subsidiaries have substantial commitments as part of their growth strategies and ongoing construction programs. We expect that the majority of our capital requirements over the next five years will come from internally generated funds, with the balance to be provided by the issuance of debt at the subsidiary or project level and equity contributions from PSEG. Projected construction and investment expenditures for the next five years are as follows:

                                                2002         2003          2004          2005           2006
                                               --------     ---------     ---------     ---------      ---------
                                                                    (Millions of Dollars)
  Construction/investment expenditures.......    $960          $700          $340          $250           $230

For the six months ended June 30, 2002 and 2001, we had net plant additions of $496 million and $763 million, respectively. The majority of these additions are related to developing the Lawrenceburg, Indiana and Waterford, Ohio sites, the purchase of Wisvest LLC, and adding capacity to the Bergen and Linden stations in New Jersey. For additional information related to these projects, see Note 3. Commitments and Contingent Liabilities.

ACCOUNTING MATTERS

For a discussion of SFAS 142, SFAS 143 and SFAS 144 and EITF 02-03, see Note 2. Accounting Matters.

Critical Accounting Policies and Other Accounting Matters

Our most critical accounting policies include the application of: Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), and EITF 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03), for our energy trading business; and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS
133), to account for our various hedging transactions.

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

Presentation - EITF 99-19 provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that whether a company should recognize revenue based on the gross amount billed or the net retained requires significant judgment, which depends on the relevant facts and circumstances. Based on the analysis and interpretation of EITF 99-19, we report all of the energy trading revenues and energy trading-related costs on a gross basis for physical bilateral energy and capacity sales and purchases. We report swaps, futures, option premiums, firm transmission rights, transmission congestion credits, and purchases and sales of emission allowances on a net basis. One of the primary drivers of our determination that these contracts should be presented on a gross basis was that we retain counterparty risk. Beginning in the third quarter of 2002, we will report all energy trading revenues and energy trading costs on a net basis under EITF 02-3. For additional information, see
Note 2. Accounting Matters.

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

Prior to May 2002, PSE&G had entered into gas forwards, futures, options and swaps to hedge its forecasted requirements for natural gas, which was required under an agreement with the BPU in 2001. Effective with the gas contract transfer on May 1, 2002, we also acquired all of the derivatives entered into by PSE&G. We account for these derivative instruments pertaining to residential customers in a similar manner as PSE&G did. Gains or losses from these derivatives will be recovered from customers through the monthly billing to PSE&G. Derivatives relating to commercial and industrial customers will be accounted for in accordance with SFAS 133, where appropriate. Gains or losses on these derivatives will be deferred and reported as a component of OCI. The accumulated OCI will be reclassified to earnings in the period in which the hedged transaction affects earnings.

For additional information regarding Derivative Financial Instruments, See Note 4 - Financial Instruments Energy Trading and Risk Management - Derivative Financial Instruments and Hedging Activities of Notes.

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

Commodity Contracts

The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies and other events. To reduce price risk caused by market fluctuations, we enter into derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge our anticipated demand. These contracts, in conjunction with owned electric generation capacity, are designed to cover estimated electric and gas customer commitments.

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

The RMC has established a VAR threshold of $75 million with our Board of Directors and set an internal limit of $50 million and a trip limit of $40 million. If the $50 million threshold is reached, the RMC would be notified and the portfolio would be closely monitored to reduce risk and potential adverse movements.

The measured VAR using a variance/co-variance model with a 95% confidence level and assuming a one-week time horizon as of June 30, 2002 was approximately $25 million, compared to the December 31, 2001 level of $14 million, which was calculated using various controls and conservative assumptions, such as a 50% success rate in the BGS Auction. This estimate, however, is not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period and due to certain assumptions embedded in the calculation.

Credit Risk

Counterparties expose us to credit losses in the event of non-performance or non-payment. We have a credit management process, which is used to assess, monitor and mitigate counterparty exposure for us and our subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on our and our subsidiaries' financial condition, results of operations or net cash flows. As of June 30, 2002 over 97% of the credit exposure (mark to market plus net receivables and payables) for our trading business was with investment grade counterparties. As of June 30, 2002, our trading business had over 80 active counterparties.


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

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

Certain information reported under Item 3 of Part I of PSEG Power LLC's (Power) 2001 Annual Report on Form 10-K and Power's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 are updated below. See information on the following proceedings at the pages indicated:

(1) Form 10-K, Pages 14 and 15. See Page 24. Administrative proceedings before the NJDEP under the FWPCA for certain electric generating stations.

(2) Form 10-K, Page 17. See Page 27. DOE Overcharges, Docket No. 01-592C.

(3) Form 10-K, Pages 16 and 17. See Page 27. DOE not taking possession of spent nuclear fuel, Docket No. 01-551C.

(4) Form 10-K,  Pages 16 and 51. See Page 7.  Investigation  and additional
    investigation  by  the  EPA  regarding  the  Passaic  River  site.   Docket
    No.EX93060255.

                            ITEM 5. OTHER INFORMATION

Certain information reported under our 2001 Annual Report to the SEC and our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 are updated below. References are to the related pages on the Form 10-K or Form 10-Q/A as printed and distributed.

Gas Contract Transfer

Form 10-K, page 9 and Amended Form 10-Q/A, page 24.

On August 11, 2000, PSE&G filed a gas merchant restructuring plan with the BPU. The BPU approved an amended stipulation, which authorized the transfer of PSE&G's gas supply business, including its interstate capacity, storage and gas supply contracts to us which will, under a requirements contract, provide gas supply to PSE&G to serve its Basic Gas Supply Service (BGSS) customers. On April 17, 2002, the BPU issued the final order approving the transfer of PSE&G's gas supply business, including its interstate capacity, storage and gas supply contracts to us. We entered into a BGSS contract with PSE&G as required under the above BPU order. The transfer took place on May 1, 2002 at the book value of approximately $183 million. The initial term of the contract ends on March 31, 2004 and PSE&G has the option to extend the term for an additional three years. Under this agreement, we will provide the full requirements needed by PSE&G to render service under its BGSS tariff rate schedules.

The gas contract transfer is expected to increase our commodity risk. Gas residential commodity costs are currently recovered through PSE&G's adjustment clauses that are periodically trued-up to actual costs and reset. Effective with the gas contract transfer, PSE&G pays us for gas provided to PSE&G for its gas distribution customers. Industrial and commercial BGSS customers will be priced under PSE&G's Market Priced Gas Service (MPGS). Residential BGSS customers will remain under current pricing until April 1, 2004, after which, subject to further BPU approval those residential gas customers would also move to MPGS service.

Nuclear Fuel Disposal

Form 10-K, page 17 and Amended Form 10-Q/A, page 25. Under the NWPA, the DOE was required to begin taking possession of all spent nuclear fuel generated by our nuclear units for disposal by no later than 1998. DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available earlier than 2010.

In February 2002, President Bush announced that Yucca Mountain in Nevada would be the permanent disposal facility for nuclear wastes. On April 8, 2002, the Governor of Nevada submitted his veto to the siting decision. On July 9, 2002, Congress affirmed the President's decision. The DOE must still license and construct the facility. No assurances can be given regarding the final outcome of this matter.

Uranium Enrichment Decontamination and Decommissioning Fund

Form 10-K, page 18. In accordance with the EPAct, domestic entities that own nuclear generating stations are required to pay into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. Along with other nuclear generator owners, PSEG filed suit in the U.S. Court of Claims and in the U.S. District Court, Southern District of New York to recover these costs. In July 2002, PSEG withdrew from this lawsuit without prejudice, due to an unfavorable decision against another nuclear generator owner in the lawsuit.


FERC Order related to PJM Restructuring

New Matter: Atlantic City Electric Co., et al. v. Federal Energy Regulatory Commission. On July 12, 2002, the United States Court of Appeals, D.C. Circuit, issued an opinion in favor of PSE&G and the other utility petitioners, reversing an order of the FERC relating to the restructuring of PJM into an Independent System Operator. The Court agreed with PSE&G's position and ruled that FERC lacks authority to require the utility owners to give up their statutory rights under Section 205 of the Federal Power Act. Hence, FERC was wrong to require a modification to the PJM ISO Agreement eliminating their rights to file changes to rate design. The court further noted that FERC lacks authority under Section 203 of the Federal Power Act to require the utility owners to obtain approval of their withdrawal from the PJM ISO. Hence, FERC had no right under Section 203 to eliminate the withdrawal rights to which the utilities had agreed. Further, as to PSE&G's situation, FERC could not accomplish a generic existing precedent, it was first necessary to make a particularized finding with respect to the public interest, which was not done here. This decision could be subject to an appeal to the United States Supreme Court by the respondents, including the FERC.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number     Document
     --------------     --------
      12                Computation of Ratios of Earnings to Fixed Charges

(B)  Reports on Form 8-K and Form 8-K/A:
     -----------------------------------
     Date               Form            Items
     ----------------------------------------
     July 17, 2002      8-K             Items 5 and 7
     July 29, 2002      8-K/A           Items 5 and 7

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PSEG POWER LLC
                                 --------------
                                  (Registrant)

               By:              Patricia A. Rado
               --------------------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)




Date: July 29, 2002