Form 10-Q
period 2002-09-30
PSEG POWER LLC
filed 2002-11-04
CIK 1158659

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

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

                                Yes  X   No
                                    ---     ---

Registrant is a wholly owned subsidiary of Public Service Enterprise Group Incorporated. Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.     Financial Statements ..........................................    1

Item 2.     Management's Discussion and Analysis of Financial
            Condition And Results of Operations ...........................   20

Item 3.     Qualitative and Quantitative Disclosures about Market Risk ....   29

Item 4.     Controls and Procedures .......................................   29

PART II. OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings .............................................   30

Item 5.     Other Information .............................................   30

Item 6.     Exhibits and Reports on Form 8-K ..............................   32

Signature .................................................................   33

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                                 PSEG POWER LLC

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Millions)

                                   (Unaudited)

                                                      For the Three Months Ended     For the Nine Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------     -------------------------
                                                          2002         2001             2002          2001
                                                          ----         ----             ----          ----

OPERATING REVENUES.............................         $1,092         $685            $2,341        $1,919

OPERATING EXPENSES
    Energy Costs...............................            644          312             1,068           691
    Operation and Maintenance..................            178          172               553           535
    Depreciation and Amortization..............             29           28                79            83
                                                         -----         ----            ------        ------
        Total Operating Expenses...............            851          512             1,700         1,309
                                                         -----         ----            ------        ------
OPERATING INCOME...............................            241          173               641           610
Other Income and Deductions....................             --           (1)               --            (4)
Interest Expense - Net.........................            (35)         (26)              (90)         (115)
                                                         -----         ----            ------        ------
INCOME BEFORE INCOME TAXES.....................            206          146               551           491
Income Taxes...................................            (85)         (59)             (226)         (199)
                                                         -----         ----            ------        ------
NET INCOME.....................................          $ 121         $ 87            $  325        $  292
                                                         =====         ====            ======        ======

See Notes to Consolidated Financial Statements

                                 PSEG POWER LLC

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   (Millions)

                                   (Unaudited)

                                                 September 30,    December 31,
                                                    2002             2001
                                                 -------------    ------------

CURRENT ASSETS
   Cash and Cash Equivalents...................     $    15         $     9
   Accounts Receivable:
     Affiliated Companies......................          --              17
     Trade.....................................         324             270
   Fuel........................................         468              76
   Materials and Supplies, Net of Valuation....
     Reserves - 2002 and 2001, $2..............         137             124

    Prepayments................................          16              13
   Energy Trading Contracts....................         717             387
   Other.......................................          25               2
                                                    -------         -------
     Total Current Assets......................       1,702             898
                                                    -------         -------

PROPERTY, PLANT AND EQUIPMENT
   Property, Plant and Equipment...............       4,982           4,238
      Less: Accumulated Depreciation
         and Amortization......................      (1,378)         (1,253)
                                                    -------         -------
Net Property, Plant and Equipment..............       3,604           2,985
                                                    -------         -------

NONCURRENT ASSETS
   Deferred Income Taxes.......................         541             579
   Nuclear Decommissioning Fund................         768             817
   Energy Trading Contracts....................          46              46
   Other.......................................         316             178
                                                    -------         -------
     Total Noncurrent Assets...................       1,671           1,620
                                                    -------         -------
TOTAL ASSETS...................................     $ 6,977         $ 5,503
                                                    =======         =======

See Notes to Consolidated Financial Statements

                                 PSEG POWER LLC

                           CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND CAPITALIZATION

                                   (Millions)

                                   (Unaudited)

                                                                   September 30,       December 31,
                                                                        2002               2001
                                                                   -------------       ------------

CURRENT LIABILITIES
      Accounts Payable:
          Affiliated Companies..................................      $    87             $   --
          Trade.................................................          354                333
     Energy Trading Contracts...................................          665                386
     Other .....................................................          285                111
                                                                       ------             ------
      Total Current Liabilities.................................        1,391                830
                                                                       ------             ------

NONCURRENT LIABILITIES
     Nuclear Decommissioning....................................          768                817
     Cost of Removal............................................          142                146
     Environmental..............................................           53                 53
     Energy Trading Contracts...................................           42                 54
     Other .....................................................           88                 58
                                                                       ------             ------
       Total Noncurrent Liabilities.............................        1,093              1,128
                                                                       ------             ------

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 3).............
CAPITALIZATION

Long-Term Debt

     Project Level, Non-Recourse Debt...........................          800                770
     Long-Term Debt.............................................        2,515              1,915
                                                                       ------             ------
     Total Long-Term Debt.......................................        3,315              2,685
                                                                       ------             ------

MEMBER'S EQUITY
     Contributed Capital........................................        1,350              1,350
     Basis Adjustment...........................................         (986)              (986)
     Retained Earnings..........................................          823                498
     Accumulated Other Comprehensive Loss.......................           (9)                (2)
                                                                       ------             ------
     Total Member's Equity......................................        1,178                860
                                                                       ------             ------
TOTAL LIABILITIES AND CAPITALIZATION............................       $6,977             $5,503
                                                                       ======             ======

See Notes to Consolidated Financial Statements

                                 PSEG POWER LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Millions)

                                   (Unaudited)

                                                                             For the Nine Months Ended September 30,
                                                                             ---------------------------------------
                                                                                      2002              2001
                                                                                      ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ..............................................................          $ 325            $   292
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization .........................................             79                 83
    Amortization of Nuclear Fuel ..........................................             68                 76
    Provision for Deferred Income Taxes and Investment Tax Credit (ITC) ...             43                 52
    Non-Cash Benefit Plan Costs ...........................................             24                 16
    Unrealized (Gains) Losses .............................................            (50)                 4
    Net Changes in certain current assets and liabilities:
       Accounts Receivable ................................................            (37)                46
       Inventory Fuel, Materials and Supplies .............................           (405)               (14)
       Accrued Taxes ......................................................            (19)                 4
       Accrued Interest ...................................................             20                 87
       Accounts Payable ...................................................            108               (124)
       Other Current Assets and Liabilities ...............................            150                (30)
    Benefit Plan Funding ..................................................            (75)               (28)
    Other .................................................................            (81)               (28)
                                                                                     -----            -------
       Net Cash Provided By Operating Activities ..........................            150                436
                                                                                     -----            -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment ..............................           (792)            (1,246)
  Proceeds from Sale of Property, Plant and Equipment .....................            47                  --
  Contributions to Nuclear Decommissioning Trust Fund .....................            (25)               (22)
                                                                                     -----            -------
       Net Cash Used In Investing Activities ..............................           (770)            (1,268)
                                                                                     -----            -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Long-Term Debt ..............................................            630              2,432
  Repayment of Note Payable-Affiliated Company ............................             --             (2,786)
  Contributed Capital .....................................................             --              1,200
  Deferred Issuance Costs .................................................             (4)               (28)
                                                                                     -----            -------
       Net Cash Provided By Financing Activities ..........................            626                818
                                                                                     -----            -------
Net Change In Cash And Cash Equivalents ...................................              6                (14)
Cash And Cash Equivalents At Beginning Of Period ..........................              9                 20
                                                                                     -----            -------
Cash And Cash Equivalents At End Of Period ................................          $  15            $     6
                                                                                     =====            =======
Income Taxes Paid .........................................................          $ 170            $   118
Interest Paid .............................................................          $ 111            $   119

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

Note 1. Organization and Basis of Presentation

Organization

Unless the context otherwise indicates, all references to "Power," "we," "us" or "our" herein means PSEG Power LLC and its consolidated subsidiaries. We are a Delaware limited liability company with our principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. We are a wholly-owned subsidiary of Public
Service   Enterprise  Group   Incorporated   (PSEG).

We are an independent wholesale energy supply company that has three principal direct wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), which owns and operates nuclear generating stations, PSEG Fossil LLC (Fossil), which develops, owns and operates domestic fossil generating stations and PSEG Energy Resources & Trade LLC (ER&T). We also have a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for its subsidiaries.

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures herein are adequate to make the information presented not misleading. These Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the notes contained in our Annual Report on Form 10-K and our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. These Notes update and supplement matters discussed in our Annual Report on Form 10-K and our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

Several factors impacting Power in the quarter ended September 30, 2002 also impact the presentation of Power's financial statements presented herein. In the third quarter, Power adopted Emerging Issues Task Force Issue No. 02-3, which requires that we report energy trading revenues and energy trading costs on a net basis. See Note 2. Recent Accounting Pronouncements. In addition, as a result of these and other changes in our business, we also reevaluated our segment presentation and have determined that Power operates in one integrated business segment. See Note 6. Financial Information By Business Segment.

Under the Basic Generation Service (BGS) contract, which terminated on July 31, 2002, Power sold energy directly to PSE&G which in turn sold this energy to its customers. These revenues were properly recognized on each company's stand-alone financial statements and were eliminated when preparing our consolidated financial statements. For the new BGS contract period beginning August 1, 2002, Power sells energy to third party suppliers and other load serving entities
(LSEs) and PSE&G purchases the energy for its customers' needs from third party suppliers.

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

Note 2. Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142)

On January 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when indications of impairment arise. In 2001, we had recorded goodwill of approximately $21 million as a result of our acquisition of the Albany, NY Steam Station from Niagara Mohawk Power Corporation in May 2000. Prior to January 1, 2002, this amount was amortized in accordance with then current accounting guidance at approximately $0.5 million per year. As of January 1, 2002, we no longer amortize goodwill. We completed our transitional analysis of goodwill impairment as required by SFAS 142 and determined that there was no impairment to our recorded goodwill.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144)

On January 1, 2002, we adopted SFAS 144. Upon adoption, SFAS 144 did not have an effect on our financial position or results of operations. Under SFAS 144, long-lived assets to be disposed of are measured at the lower of the carrying amount or fair value less cost to sell. Also under SFAS 144, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Also, as previously required by SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), SFAS 144 requires that a long-lived asset must be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired.

Emerging Issues Task Force (EITF) Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3)

In June 2002, the EITF addressed certain issues related to energy trading activities, including gross versus net presentation in the income statement and additional disclosure requirements for energy trading activities. The EITF determined that gains and losses on energy trading contracts should be shown net of trading costs in the income statement. This change is applicable to financial statements for periods ending after July 15, 2002 and requires that prior periods be restated for comparability.

In October 2002, the EITF reached a final consensus regarding the accounting for contracts involved in energy trading and risk management activities. Management does not yet know the impact of adopting this consensus on January 1, 2003.

Pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), we previously recorded our trading revenues and trading related costs on a gross basis for physical energy and capacity sales and purchases. In accordance with EITF 02-3, beginning in the third quarter of 2002, we started reporting energy trading revenues and energy trading costs on a net basis and have reclassified prior periods to conform with this net presentation. As a result, both trading revenues and trading costs were reduced by approximately $748 million and $636 million for the quarters ended September 30, 2002 and 2001, respectively, and $1.5 billion and $1.7 billion for the nine month periods ended September 30, 2002 and 2001, respectively. This change in presentation did not have an effect on trading margins, net income or cash flows.

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143. Under SFAS 143, the fair value of a liability for an asset retirement obligation
(ARO) is required to be recorded in the period in which it is incurred with an offsetting amount recorded as an asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In August 2002, PSE&G filed a petition requesting clarification from the BPU regarding the future cost responsibility for nuclear decommissioning and whether, as a matter of law and policy; (a) PSE&G's customers will continue to pay for such costs through the Societal Benefits Clause (SBC) or (b) such customer responsibility will terminate at the end of the four-year transition period on July 31, 2003. We cannot predict the outcome of this matter.

Upon adoption of the standard, we will likely be required to adjust our Nuclear Decommissioning Liability ($768 million, pre-tax as of September 30, 2002) to reflect the present value of our expected asset retirement obligation. If the BPU determines that PSE&G's customers continue to pay for these costs, then the difference between the recorded amount of the liability and the liability calculated under the new ARO standard will be deferred on the balance sheet. If the BPU determines that such customer responsibility terminates at the end of the transition period, then the difference between the recorded amount of our existing liability and the liability calculated under the new ARO standard will be recorded as a one-time benefit as a Cumulative Effect of a Change in Accounting Principle. In conjunction with the implementation of SFAS 143, we may change our method of accounting for Cost of Removal for our Fossil Stations, which would substantially reduce the Cost of Removal Liability that we have recorded for our Fossil stations of $142 million, pre-tax as of September 30, 2002. We currently believe that we will have no material legal retirement obligation under the new standard for our Fossil stations, therefore the amount of that liability at the time we adopt SFAS 143 will reverse into income. The impact of adopting SFAS 143 is still being determined, and is likely to be a material benefit to our financial position and results of operations.

Although the impact of this standard on future expenses is still being determined, our present analyses indicate that ongoing depreciation and interest expense (to accrete from the ARO liability, which is recorded at its present value, to the ultimate liability) will approximate our current expense levels over our five year planning horizon. However, under current GAAP we could experience significant volatility in earnings since the Nuclear Decommissioning Trust Fund's assets would be required to be marked to market with unrealized gains and losses recognized in Other Comprehensive Income (OCI) and realized gains and losses recognized through earnings. Previously, these gains and losses were offset by changes in the Nuclear Decommissioning Liability with no effect on earnings. We are currently considering various methods to mitigate this volatility, including multiple financial products, although no assurances can be given.

SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145)

During the third quarter of 2002, we adopted SFAS 145. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," (SFAS 4) and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" (SFAS 64). SFAS 4 required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated, and if material, classified as an extraordinary item. Since the issuance of SFAS 4, the use of debt extinguishments has become part of the risk management strategy of many companies, representing a type of debt extinguishment that does not meet the criteria for classification as an extraordinary item. Based on this trend, the FASB issued this rescission of SFAS 4 and SFAS 64. Accordingly, under SFAS 145, we will record any gains and losses from

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

extinguishments of debt in Other Income or Other Deductions. We adopted SFAS 145 retroactive to January 1, 2002, with no impact to our financial position, results of operations, or net cash flows.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146)

In June 2002, the FASB issued SFAS No. 146, which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. A liability is established only when present obligations to others are determined, meaning that an entity has little or no discretion to avoid the future costs to settle the liability. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered in SFAS 143. It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. We will apply SFAS 146 for exit or disposal activities initiated after December 31, 2002, in accordance with the effective date of the standard.

Note 3. Commitments And Contingent Liabilities

Guaranteed Obligations

We have guaranteed payment of obligations incurred under energy trading contracts of our subsidiary, ER&T, with various counterparties up to established dollar limits. The established dollar limits of those guarantees on behalf of counterparties totaled approximately $1 billion at September 30, 2002. In addition, we have guaranteed payment of all amounts owed to PJM by ER&T without a stated dollar limit. The outstanding amount of exposure under those guarantees totaled $166 million as of September 30, 2002 representing the amount payable under these contracts and the net amount by which open contracts are below market.

As of September 30, 2002, we issued letters of credit in the amount of approximately $73 million in support of various contractual obligations.

In addition, certain International Swap Dealer Agreements (ISDA) and other supply contracts contain margin requirements that, as of September 30, 2002, would require us to post collateral of approximately $270 million if our credit ratings are downgraded below investment grade.

Environmental

Hazardous Waste

The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. We and our predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. We do not anticipate that the compliance with these regulations will have a material adverse effect on our financial position, results of operations or net cash flows.

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

Passaic River Site

The United States Environmental Protection Agency (EPA) has determined that a stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen entities, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility". In a separate matter, we and certain of our predecessors operated industrial facilities at properties within the Passaic River "facility", including the Essex Generating Station. We have contracted to sell the site of the former generating station, contingent upon approval by state regulatory agencies, to a third party that would release and indemnify us for claims arising out of that site. We cannot predict what action, if any, the EPA or any third party may take against us with respect to these matters, or in such event, what costs we may incur to address any such claims. However, such costs may be material.

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

In January 2002, we reached an agreement with the state and the federal government to resolve allegations of noncompliance with federal and state NSR regulations. Under that agreement, we will install advanced air pollution controls over 12 years that are expected to significantly reduce emissions of nitrogen oxides (NOx), sulfur dioxide (SO2) particulate matter, and mercury from the Hudson and Mercer coal burning units. The estimated cost of the program is $355 million and such costs, when incurred, will be capitalized as plant additions.

New Generation and Development

We have revised our schedules for completion of several projects under development to provide better sequencing of our construction program with anticipated market demand. This delay will allow us to conserve capital in 2003 and allow us to take advantage of the expected recovery of the electric markets and their need for capacity in 2005.

PSEG Power New York Inc., an indirect, wholly-owned subsidiary, is developing the Bethlehem Energy Center, a 763 MW combined-cycle power plant that will replace the 380 MW Albany, NY Steam Station. Total costs for this project are expected to be approximately $465 million with expenditures to date of approximately $114 million. Construction began in 2002 with the expected completion date in 2005, at which time the existing station will be retired.

We are constructing a 1,218 MW combined cycle generation plant at Linden, New Jersey with costs estimated at approximately $694 million and expenditures to date of approximately $520 million. Completion is expected in 2005, at which time 451 MW of existing generating capacity will be retired.

We are constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (821 MW) and Lawrenceburg, Indiana (1,096 MW) at an estimated total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $1.1 billion. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse bank financing. As of September 30, 2002, approximately $247 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities. The agreement may expire if the current financing is repaid within five years. Additional equity contributions may be required by us to the project company if the purchase price of electricity under this contract, which will be determined prior to commercial operations, results in revenues that are less than the required payments under the bank financing. Based on current market prices, it is anticipated that additional equity contributions will be required. The Waterford facility is currently scheduled to achieve commercial operation in June 2003. The Lawrenceburg facility is currently scheduled to achieve commercial operation in December 2003.

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)


We have entered into an agreement to purchase Wisvest-Connecticut LLC, which holds two electric generating stations in Connecticut, at a cost of $220 million. The agreement also calls for purchase price adjustments of up to $20 million for various expenditures made prior to closing, as well as closing adjustments for fuel and inventory. The coal, oil, and gas-fired plants have a total capacity of 1,019 MW. The transaction is subject to various Federal approvals. The transfer of the two stations triggered the Connecticut Transfer Act, which requires the commencement of any necessary remedial activities within three years of the transfer of the property. While the cost to comply with the Transfer Act to clean up former petroleum coke operations at one of the two stations is still unknown, estimated costs are between $10 million and $20 million. No assurances can be given as to the ultimate remediation costs at these facilities, however they could be material. We expect to close on this acquisition in the fourth quarter of 2002, subsequent to Federal Energy Regulatory Commission (FERC) approval and our performance based testing of the units.

We also have contracts with outside parties to purchase upgraded turbines for the Salem Nuclear Generating Station Units 1 and 2 and to purchase upgraded turbines and to purchase a power uprate for Hope Creek Generating Station to increase its generating capacity. The contracts are subject to regulatory approval and are currently scheduled to be completed by 2004 for Salem Unit 1 and Hope Creek and 2006 for Salem Unit 2. Our aggregate estimated costs for these projects are $210 million.

We have commitments to purchase gas turbines and/or other services to meet our current plans to develop additional generating capacity. The aggregate amount due under these commitments is approximately $480 million, approximately $370 million of which is included in estimated costs for the projects discussed above. The approximate $110 million remaining relates to obligations to purchase hardware and services that have not been designated to any specific projects. If we do not contract to satisfy our commitment relating to the $110 million in obligations by July 2003, we will be subject to penalties of up to $24 million.

Minimum Fuel Purchase Requirements

We use coal for our fossil fueled electric generation stations. We purchase coal through various contracts and in the spot market. The total minimum purchase requirements included in these contracts amount to approximately $72 million through 2003.

We have several long-term purchase contracts with uranium suppliers, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. Our remaining minimum purchase requirement for 2002 under these contracts is approximately $20 million. On average, we have various multi-year requirements-based purchase commitments that total approximately $100 million per year to meet Salem and Hope Creek fuel needs. We have been advised by Exelon Corporation, the co-owner and operator of the Peach Bottom Atomic Power Station (Peach Bottom) that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom.

Nuclear Fuel Disposal

Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts with the operators of nuclear power plants for

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

transportation and ultimate disposal of the spent nuclear fuel. To pay for this service, the nuclear plant owners were required to contribute to a Nuclear Waste Fund at a rate of one mil per kWh of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. These costs were being recovered through the Basic Generation Service (BGS) contract through July 2002. Payments made to the United States Department of Energy (DOE) for disposal costs are based on nuclear generation and are included in Energy Costs in the Consolidated Statements of Income.

Under the NWPA, the DOE was required to begin taking possession of the spent nuclear fuel by no later than 1998. The DOE has announced that it does not expect a facility to be available earlier than 2010. Exelon has advised us that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs incurred resulting from the DOE's delay in accepting spent nuclear fuel. The agreement allows Exelon to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred due to the DOE's delay. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility would be eligible for this reduction in DOE fees. Under this agreement, our portion of Peach Bottom's Nuclear Waste Fund fees have been reduced by approximately $18 million through August 31, 2002, at which point the credits were fully utilized and covered the cost of Exelon's storage facility.

In 2000, a group of eight utilities filed a petition against the DOE in the U.S. Court of Appeal, for the Eleventh Circuit, seeking to set aside the receipt of credits by Exelon out of the Nuclear Waste Fund, as stipulated in the Peach Bottom agreement. On September 24, 2002, the U.S. Court of Appeal, for the Eleventh Circuit, issued an opinion upholding the challenge by the petitioners regarding the settlement agreement's compensation provisions. Under the terms of the agreement, DOE and Exelon Generation are required to meet and discuss alternative funding sources for the settlement credits. The agreement provides that if such negotiations are unsuccessful, the agreement will be null and void. Any payments required by us resulting from a disallowance of the previously reduced fees would be included in Energy Costs in the Consolidated Statements of Income.

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

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

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

Energy Trading Contracts

We maintain a strategy of entering into trading positions to optimize the value of our portfolio of generation assets and supply obligations. We do not engage in the practice of simultaneous trading for the purpose of increasing trading volume or revenue. We engage in physical and financial transactions in the electricity wholesale markets and execute an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. We actively trade energy and energy-related products, including electricity, natural gas, electric capacity, fixed transmission rights, coal and emission allowances, in the spot, forward and futures markets, primarily in Pennsylvania-New Jersey-Maryland Power Pool (PJM), and electricity in the Super Region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana and natural gas in the producing region, the Henry Hub Basin, as well as the Super Region. These contracts also involve financial transactions including swaps, options and futures.

These  contracts  are recorded  under  Emerging  Issues Task Force (EITF) 98-10,
"Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) which requires these contracts to be marked-to-market with the resulting realized and unrealized gains and losses included in current earnings. In prior periods we disclosed gains and losses related to certain activities within our trading segment. Commencing with our change in segment reporting discussed in Note 6. Financial Information by Business Segments, we have excluded certain transactions, such as firm transmission rights and Basic Gas Supply Service (BGSS) results, from this table and solely report gains and losses on transactions accounted for pursuant to EITF-98-10. There was no change in our margins, net income or cash flows as a result of this change in presentation. Prior periods have been reclassified to conform to this presentation.

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

For the three months and nine months ended September 30, 2002, we recorded net margins of $9 million and $36 million, respectively, as shown below:

                                                     For the Three Months Ended        For the Nine Months Ended
                                                           September 30,                     September 30,
                                                     --------------------------        -------------------------
                                                         2002          2001               2002           2001
                                                         ----          ----               ----           ----
                                                             (Millions)                       (Millions)

Realized Gains ..................................        $ 17          $ 38               $ 16          $ 109
Unrealized Gains ................................          (5)           (4)                27             10
                                                         ----          ----               ----          -----
  Gross Margin ..................................          12            34                 43            119
                                                         ----          ----               ----          -----
Broker Fees and Other Trading-Related Expense ...          (3)           (2)                (7)            (4)
                                                         ----          ----               ----          -----
  Net Margin ....................................        $  9          $ 32               $ 36          $ 115
                                                         ====          ====               ====          =====

As of September 30, 2002 and December 31, 2001, substantially all of our energy contracts had terms of two years or less and were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to the energy commodities are summarized in the following table:

                                                  September 30, 2002                    December 31, 2001
                                            ------------------------------        -----------------------------
                                            Notional    Notional     Fair         Notional   Notional      Fair
                                              (mWh)      (MMBTU)     Value         (mWh)      (MMBTU)      Value
                                            --------    --------     -----        --------   --------      -----
                                                       (Millions)                          (Millions)

Listed Futures and Options.............        --            12       $ 2            --          14        $ (1)
Physical forwards......................        48            --         4            35          --          (3)
Options OTC............................        14           286         5             7         713         (19)
Swaps..................................         5         2,152         9             6         970          19
Emission Allowances....................        --            --        15            --          --           8
                                               --         -----       ---            --       -----        ----
     Totals............................        67         2,450       $35            48       1,697        $  4
                                               ==         =====       ===            ==       =====        ====

We routinely enter into exchange-traded futures and options transactions for electricity and natural gas as part of our energy trading operations. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits as of September 30, 2002 was approximately $9 million.

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

In February 2002, New Jersey conducted an auction to identify energy suppliers for the BGS of the State's regulated distribution utilities for the one-year period beginning on August 1, 2002. We did not participate directly in the auction but agreed to supply power to several of the

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

direct bidders. Subsequently, a portion of the contracts with those bidders was reassigned to us. Therefore, for a limited portion of the New Jersey retail load, we will be a direct supplier to one non-affiliated utility.

In order to hedge a portion of our forecasted energy purchases to meet our BGS requirements, we entered into forward purchase contracts, futures, options and swaps. We have also forecasted the energy delivery from our generating stations based on the forward price curve movement of energy and, as a result, entered into swaps, options and futures transactions to hedge the price of gas to meet our gas purchases requirements for generation. These transactions qualified for hedge accounting treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). As of September 30, 2002, the fair value of these hedges were $17 million with offsetting charges to Other Comprehensive Income (OCI) of $10 million (after-tax). These hedges will mature through 2003.

Also, prior to May 2002, PSE&G had entered into gas forwards, futures, options and swaps to hedge its forecasted requirements for natural gas, which was required under an agreement with the BPU in 2001. Effective with the transfer of PSE&G's gas contracts to us on May 1, 2002, we also acquired all of the derivatives entered into by PSE&G. We account for these derivative instruments pertaining to residential customers in a manner similar to PSE&G. Gains or losses from these derivatives are deferred and will be recovered from customers as part of the monthly billing to PSE&G. Derivatives relating to commercial and industrial customers will be accounted for in accordance with SFAS 133 where appropriate. Gains or losses on these derivatives are deferred and reported as a component of OCI. There was no ineffectiveness associated with these hedges. The accumulated OCI will be reclassified to earnings in the period in which the hedged transaction affects earnings. As of September 30, 2002, we had approximately 328 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $7 million. As of December 31, 2001, PSE&G had approximately 330 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $(137) million. The maximum term of these contracts is approximately one year.

We also enter into certain other contracts which are derivatives but do not qualify for hedge accounting under SFAS 133, nor are they classified as energy trading contracts under EITF 98-10. Most of these contracts are option contracts on gas purchases for generation requirements, which do not qualify for hedge accounting and therefore the changes in fair market value of these derivative contracts are recorded in the income statement at the end of each reporting period.

For the three and nine months ended September 30, 2002, we recorded gains (losses) on certain derivative contracts of $(6) million and $24 million, respectively, as shown below:

                                    Three Months Ended     Nine Months Ended
                                      September 30,           September 30,
                                    ------------------     -----------------
                                    2002          2001     2002         2001
                                    ----          ----     ----         ----
                                        (Millions)           (Millions)
Realized (Losses) Gains......       $(7)          $17      $ 1          $17
Unrealized (Losses) Gains....         1            (6)      23          (14)
                                    ---           ---      ---           --
  Gross Margin...............       $(6)          $11      $24           $3
                                    ===           ===      ===           ==

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

As of September 30, 2002 and December 31, 2001, substantially all of our energy contracts had terms of two years or less and were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to the energy commodities are summarized in the following table:

                                                 September 30, 2002                  December 31, 2001
                                           ------------------------------      ------------------------------
                                           Notional    Notional     Fair       Notional    Notional     Fair
                                            (mWh)      (MMBTU)      Value        (mWh)     (MMBTU)      Value
                                           --------    --------     -----      --------    --------     -----
                                                      (Millions)                           (Millions)
Listed Futures and Options............        --          32         $ 2          --          --         --
Options OTC.........................          --          63          --           1         148        $(6)
Swaps.................................        --          41         $14          --          11          1
                                              --         ---         ---          --         ---        ---
Totals................................        --         136         $16           1         159        $(5)
                                              ==         ===         ===          ==         ===        ===

Fair Value of Financial Instruments

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at September 30, 2002 and December 31, 2001, respectively.

                                      September 30, 2002       December 31, 2001
                                      ------------------      ------------------
                                      Carrying     Fair       Carrying     Fair
                                       Amount      Value       Amount      Value
                                      --------     -----      --------     -----
                                                      (Millions)
Long-Term Debt:
   Power Senior Notes............      $2,400     $2,461       $1,800     $1,942
      Pollution Control..........         124        126          124        124
      Non-Recourse Debt..........         800        800          770        770
                                       ------     ------       ------     ------
Principal Amount Outstanding.....       3,324      3,387        2,694      2,836
                                       ------     ------       ------     ------
Net Unamortized Discount.........          (9)        --           (9)        --
                                       ------     ------       ------     ------
Total Long Term Debt                   $3,315     $3,387       $2,685     $2,836
                                       ======     ======       ======     ======

As of October 31, 2002, the fair value of the long-term debt for Power had declined to estimated fair value of approximately $3.1 billion.

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

Note 5. Income Taxes

A tax expense has been recorded for the results of continuing operations. An analysis of that provision is as follows:

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,           September 30,
                                                            ------------------       -----------------
                                                            2002         2001        2002        2001
                                                            ------------------       -----------------
                                                                 (Millions)              (Millions)
Pre-Tax Income.......................................       $206        $146         $551        $491

Tax Computed at the Federal Statutory Rate at 35%....         72          51          193         172
Increases (decreases) from Federal statutory rate
attributable to:
   State Income Taxes after Federal Benefit..........         12          10           32          29
   Other.............................................          1          (2)           1          (2)
                                                            ----        ----         ----        ----
Total Income Tax Expense.............................       $ 85        $ 59         $226        $199
                                                            ----        ----         ----        ----
      Effective Income Tax Rate                             41.3%       40.4%        41.0%       40.5%

Note 6. Financial Information By Business Segment

Our business has evolved during 2002. With the transfer of the BGSS (i.e., natural gas supply requirements contract) contract to us and the commencement of the new BGS Contracts with wholesale electric suppliers, our business has become a fully integrated wholesale energy supply business. As a result of that evolution of our business, trading activities changed from a stand-alone operation to a function that has become fully integrated with the wholesale energy supply business, and primarily serves to optimize the value of that business. Therefore, upon review and in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131), we have determined that our generation and trading components no longer meet the definition of separate operating segments for financial reporting purposes and, effective with this filing, we have reported our financial position and results of operations as one segment. All prior periods have been reclassified to conform to the current presentation.

Note 7. Comprehensive Income

For the three months ended September 30, 2002 and 2001, our comprehensive income was $121 million and $106 million, respectively. For the nine months ended September 30, 2002 and 2001, our comprehensive income was $318 million and $288 million, respectively.

Note 8. Related Party Transactions

PSEG and PSE&G

In August 2000, PSE&G transferred its electric generating assets and liabilities to us in exchange for a $2.8 billion promissory note. Interest on the promissory note was payable at an annual rate of 14.23%, which represented PSE&G's weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, we recorded

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

interest expense of approximately $34 million relating to the promissory note. We repaid the promissory note on January 31, 2001, with funds provided from PSEG in the form of equity and loans, including loans of $1.6 billion at various rates for which we recorded interest expense of approximately $40 million for the period from February 2001 to April 2001, when the loans were repaid.

Effective with the asset transfer, we charge PSE&G for a market transition charge (MTC) for the energy provided to meet PSE&G's BGS requirements. These rates were established by the BPU. For the quarter and nine months ended September 30, 2002, we charged PSE&G approximately $216 million and $1.2 billion, respectively, for MTC and BGS. For the three and nine months ended September 30, 2001, we charged PSE&G approximately $568 million and $1.5 billion, respectively, for MTC and BGS. As of December 31, 2001, our receivable from PSE&G relating to these billings was approximately $159 million.

For the three and nine months ended September 30, 2002, we purchased energy from PSE&G at the market price of approximately $48 million and $110 million, respectively, which PSE&G purchased under various non-utility generation (NUG) contracts. For the quarter and nine months ended September 30, 2001, we purchased energy from PSE&G at the market price of approximately $55 million and $135 million, respectively, which PSE&G purchased under various non-utility generation (NUG) contracts. With commencement of the new BGS contract on August 1, 2002, PSE&G can sell the energy under the NUG contracts to other third-party suppliers. As of September 30, 2002 and December 31, 2001, our payable to PSE&G relating to these purchases was approximately $13 million and $7 million, respectively. Prospectively, these related party NUG sales will cease to exist given that PSE&G will conduct these transactions directly within a PJM administered market. Therefore, with commencement of the new BGS period on August 1, 2002, we charge PSE&G only for the MTC subsequent to July 31, 2002. As of September 30, 2002, our receivable from PSE&G relating to the MTC billings was approximately $1 million.

Effective  May 1,  2002,  PSE&G  transferred  its gas supply  contracts  and gas inventory to us for approximately $183 million and we entered into a requirements contract with PSE&G under which we will provide the delivered gas supply services needed to meet its Basic Gas Supply Service (BGSS) requirements. The contract term ends March 31, 2004 with a three-year renewal option. For the three and nine months ended September 30, 2002, we charged PSE&G approximately $111 million and $208 million under terms of the contract. As of September 30, 2002, our receivable from PSE&G relating to these costs was approximately $38 million. As part of the agreement, PSE&G is providing us the use of its peaking shaving facilities at cost.

We have transactions with PSEG for various activities, including short-term funding for day-to-day operations, depending on liquidity. As of September 30, 2002, there was a net payable of approximately $104 million from PSEG related to these transactions. As of December 31, 2001, there was a net payable of approximately $142 million to PSEG related to these transactions.

PSEG Global Inc. (Global)

During 2002, we sold turbines purchased from an outside vendor to Global, a wholly owned subsidiary PSEG Energy Holdings LLC (Energy Holdings), at their carrying amounts totaling approximately $47 million.

PSEG Services Corporation

PSEG Services Corporation provides administrative services to us and bills us on a monthly basis. Our costs related to such services amounted to approximately $93 million and $94 million for the nine months ended September 30, 2002, and 2001, respectively. Our costs related to such services amounted to approximately $27 million and $35

================================================================================
                                 PSEG Power LLC
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (UNAUDITED)

million for the three months ended September 30, 2002, and 2001, respectively. As of September 30, 2002 and December 31, 2001, our payable related to these costs was approximately $9 million and $13 million, respectively.

Note 9. Guarantees of Debt

In April 2001, we issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. Additionally, in June 2002, we issued $600 million of 6.95% Senior Notes due 2012. Each series of the Senior Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries as well as our non-guarantor subsidiaries as of September 30, 2002 and 2001 and for the quarters then ended.

                                                                Guarantor          Other         Consolidating
                                                     Power     Subsidiaries     Subsidiaries      Adjustments      Total
                                                     -----     ------------     ------------     -------------     -----
                                                                                 (Millions)
For the three months ended September 30, 2002:
----------------------------------------------
Revenues....................................         $  1         $1,083            $  8             $  --        $1,092
Operating Expenses..........................           15            827               8                 1           851
                                                     ----         ------            ----             -----          ----
Operating Income (Loss).....................          (14)           256              --                (1)          241
Other Income................................          159              6              --              (165)
Interest Income (Expense)...................          (50)           (15)             31                (1)          (35)
Income Taxes................................           26           (100)            (11)               --          (85)
                                                     ----         ------            ----             -----        ------
Net Income..................................         $121         $  147            $ 20             $(167)       $  121
                                                     ====         ======            ====             =====        ======

                                                                Guarantor          Other         Consolidating
                                                     Power     Subsidiaries     Subsidiaries      Adjustments      Total
                                                     -----     ------------     ------------     -------------     ------
                                                                                 (Millions)
For the three months ended September 30, 2001:
----------------------------------------------
Revenues....................................         $ 21         $  658            $  6             $  --         $  685
Operating Expenses..........................           15            488               9                              512
                                                     ----         ------            ----             -----           ----
Operating Income (Loss).....................            6            170              (3)               --           173
Other Income (Expense)......................          105             34              --              (140)            (1)
Interest Income (Expense)...................          (40)           (22)             36                --           (26)
Income Taxes................................           16            (68)             (7)               --           (59)
                                                     ----         ------            ----             -----         ------
Net Income..................................         $ 87         $  114            $ 26             $(140)        $   87
                                                     ====         ======            ====             =====         ======

================================================================================
                                 PSEG Power LLC
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) Concluded

                                                                         Guarantor         Other        Consolidating
                                                             Power      Subsidiaries    Subsidiaries     Adjustments      Total
                                                             -----      ------------    ------------    -------------     -----
                                                                                          (Millions)
For the nine months ended September 30, 2002:
---------------------------------------------
Revenues...............................................     $    2         $2,325          $   14          $    --       $ 2,341
Operating Expenses.....................................         51          1,631              18               --         1,700
                                                            ------         ------          ------          -------       -------
Operating Income (Loss)................................        (49)           694              (4)              --           641
Other Income...........................................        433             19              --             (452)            --
Interest Income (Expense)..............................       (132)           (45)             87               --           (90)
Income Taxes...........................................         73           (269)            (30)              --          (226)
                                                            ------         ------          ------          -------       -------
Net Income.............................................     $  325         $  399          $   53          $  (452)      $   325
                                                            ======         ======          ======          =======       =======

Net Cash Provided By (Used In) Operating Activities....     $ (371)        $  706          $   66          $  (251)         $150
Net Cash Provided By (Used In) Investing Activities....         (2)          (489)           (280)               1          (770)
Net Cash Provided By (Used In) Financing Activities....        685             15             215             (289)          626

For the nine months ended September 30, 2001:
---------------------------------------------
Revenues...............................................     $   21         $1,877          $   21          $    --       $ 1,919
Operating Expenses.....................................         63          1,212              34               --         1,309
                                                            ------         ------          ------          -------       -------
Operating Income (Loss)................................        (42)           665             (13)              --           610
Other Income (Loss)....................................        425             29                             (458)           (4)
Interest Income (Expense)..............................       (152)           (52)             89               --          (115)
Income Taxes...........................................         61           (245)            (15)              --          (199)
                                                            ------         ------          ------          -------       -------
Net Income.............................................     $  292         $  397          $   61          $  (458)      $   292
                                                            ======         ======          ======          =======       =======

Net Cash Provided By Operating Activities..............     $  173         $  357          $   98          $  (192)      $   436
Net Cash (Used In) Investing Activities................         (2)          (419)           (825)             (22)       (1,268)
Net Cash Provided By Financing Activities..............        205            119             741             (247)          818

As of September 30, 2002:
-------------------------
Current Assets.........................................     $  712         $  960          $   30          $    --       $ 1,702
Property, Plant and Equipment, net.....................         46          2,320           1,238               --         3,604
Noncurrent Assets......................................      3,244          1,038           1,330           (3,941)        1,671
                                                            ------         ------          ------          -------       -------
Total Assets...........................................     $4,002         $4,318          $2,598          $(3,941)      $ 6,977
                                                            ======         ======          ======          =======       =======

Current Liabilities....................................     $  156         $  975          $  260          $    --       $ 1,391
Noncurrent Liabilities.................................         47          1,033              13               --         1,093
Note Payable Affiliated Company........... ............        106          1,150                           (1,256)
Long-Term Debt.........................................      2,515                            800                          3,315
Member's Equity........................................      1,178          1,160           1,525           (2,685)        1,178
                                                            ------         ------          ------          -------       -------
Total Liabilities and Member's Equity..................     $4,002         $4,318          $2,598          $(3,941)      $ 6,977
                                                            ======         ======          ======          =======       =======

As of December 31, 2001:
------------------------
Current Assets.........................................     $    9         $  851          $   64          $   (26)         $898
Property, Plant and Equipment, net.....................         40          1,987             958               --         2,985
Noncurrent Assets......................................      2,834            829           1,230           (3,273)        1,620
                                                            ------         ------          ------          -------       -------
Total Assets...........................................     $2,883         $3,667          $2,252          $(3,299)      $ 5,503
                                                            ======         ======          ======          =======       =======

Current Liabilities....................................     $   57         $  678          $  215          $  (120)      $   830
Noncurrent Liabilities.................................         30          1,082              16               --         1,128
Note Payable Affiliated Company........................         21          1,150                           (1,171)
Long-Term Debt.........................................      1,915                            770                          2,685
Member's Equity........................................        860            757           1,251           (2,008)          860
                                                            ------         ------          ------          -------       -------
Total Liabilities and Member's Equity..................     $2,883         $3,667          $2,252          $(3,299)      $ 5,503
                                                            ======         ======          ======          =======       =======

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, affecting our consolidated financial condition and the results of operations. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

Overview

For the quarter ended September 30, 2002, net income was $121 million, an increase of $34 million or 39% from the comparable period in 2001. For the nine months ended September 30, 2002, net income increased $33 million or 11% from the comparable period in 2001. The increase in net income was due to additional revenue earned due to our successful participation as an indirect supplier of energy to the state's utilities, including Public Service Electric and Gas Company (PSE&G), involved in New Jersey's recent basic generation service (BGS) auction. The BGS auction had a meaningful effect on our earnings, particularly since August 1st, when the new BGS contracts went into effect. We secured contracts to sell our generation to suppliers that won the right to serve New Jersey's Utilities, including PSE&G, for a one year period beginning August 1, 2002. Also on May 1, 2002, we acquired the gas supply contracts and gas inventory from PSE&G for $183 million. At that time we also entered into a requirements contract with PSE&G under which we will provide the delivered gas supply services to PSE&G, which are needed to meet their Basic Gas Supply Service (BGSS). The contract term ends March 31, 2004 with a three-year renewal option, at PSE&G's option.

Our cash position increased $6 million from December 31, 2001 to September 30, 2002 due primarily to $150 million of operating cash inflows, $626 million of financing inflows, offset by $770 million of cash outflows for investing activities. Our operating cash outflows were primarily due to the acquisition of the gas portfolio from PSE&G. Our investing cash outflows related primarily to construction expenditures. Our financing cash inflows are related primarily to the issuance of long-term debt in June 2002.

Future Outlook

For 2002, we are expecting to earn $460 million to $500 million. Our successful participation as an indirect supplier of energy to New Jersey's utilities, including PSE&G, in New Jersey's recent basic generation service (BGS) auction is expected to have a meaningful effect on our earnings for the remainder of the year.

Looking ahead, the volatile marketplace is creating extraordinary challenges for the energy industry, including us, to improve on 2002 results in 2003. Several of the assumptions in our 2003 planning process have changed in this evolving economic environment. Specifically, two factors, increased pension expense due to the erosion of the value of the investments in our pension plans, and emerging capital structure considerations, will pressure our earnings growth. If market conditions do not alleviate these pressures, we will be challenged to set 2003 earnings targets at levels beyond those for 2002. Other assumptions in our 2003 business plan are that we will continue to benefit from our performance as a wholesale BGS provider with the new one year BGS contract that began August 1, 2002 and a reasonable outcome to next year's auction for contracts beginning August 1, 2003.

================================================================================
                                 PSEG Power LLC
================================================================================

Factors Affecting Future Outlook

Due to the inherent price volatility of the commodities in our business, and many other factors, it is much more difficult to accurately forecast our future earnings. Some of the key sensitivities and risks of our businesses are discussed below.

Our success as a BGS provider will depend, in part, on our ability to meet our obligations under our full requirements contracts with the BGS suppliers in a profitable manner. We expect to accomplish this by producing energy from our own generation and/or energy purchases in the market. We also enter into trading positions related to our generation assets and supply obligations. To the extent we do not hedge our obligations, whether long or short, we will be subject to the risk of price fluctuations that could affect our future results, such as increases in the price of energy purchased to meet supply obligations, the cost of fuel to generate electricity, the cost of congestion credits that we need to transmit electricity and other factors. In addition, we are subject to the risk of subpar operating performance of our fossil and nuclear generating units. To the extent there are unexpected outages at our generating facilities, changes in environmental or nuclear regulations or other factors which impact the production by such units or the ability to generate and transmit electricity in a cost-effective manner, it may cost us more to produce electricity or we may be required to purchase higher cost energy to replace the energy we anticipated producing. These risks can be exacerbated by, among other things, changes in demand in electricity usage, such as those due to extreme weather and economic conditions.

Our future revenue stream is also uncertain. Due to the timing of the New Jersey BGS auction process, the majority of our revenues for August 1, 2003 and thereafter cannot be accurately predicted. Also, certain new projects, such as our investments in the Lawrenceburg and Waterford projects in the Midwest and the plants we are acquiring from Wisvest in Connecticut, and our development of the Bethlehem Energy Center in New York are also subject to the risk of changes in future energy prices as we have not entered into forward sale contracts for the majority of their expected generation capacity. Also, since the majority of our generation facilities are concentrated in the Northeast region, changes in future energy supply and demand and energy-related prices in this region could materially affect our results. Also, changes in the rules and regulation of these markets by Federal Energy Regulatory Commission (FERC), particularly changes in the ability to maintain market based rates, could have an adverse impact on our results. As a result of these variables and risks, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

We will continue our energy trading activities to optimize the value of our portfolio of generating assets and supply obligations. This will depend, in part, on our, as well as our counterparties', ability to maintain sufficient creditworthiness and to display a

================================================================================
                                 PSEG Power LLC
================================================================================

willingness to participate in energy trading activities at anticipated volumes. Potential changes in the mechanisms of conducting trading activity, such as the continued availability of energy trading exchanges, could positively or negatively affect trading volumes and liquidity in these energy trading markets compared to the assumptions of these factors embedded in our business plans. As a result of these variables, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

In addition, we have exposure to the equity and debt markets through our substantial use of short-term financing, lower pension fund balances, the effect of lower assumed rate of investment returns on our pension expense and the effect of a lower discount rate on our pension plan liabilities and costs. Also, increases in the cost of capital, which could result from market and lender concerns regarding us, our industry and economic conditions and other factors, could make it more difficult for us to enter into profitable investments. Recent market trends could also affect our ability to access capital, potentially impacting both our business plans and opportunities as well as our liquidity. Also, changes in our credit ratings by rating agencies could significantly impact our access to capital, cost of capital, ability to meet earnings expectations and future business plans. We are also subject to credit risk. See
Item 3. Qualitative and Quantitative Disclosures about Market Risk for further discussion.

RESULTS OF OPERATIONS

Operating Revenues

For the quarter ended September 30, 2002, Operating Revenues increased by $407 million or 59%. Included in this increase were $172 million of gas revenues relating to our BGSS contract resulting from the Gas Contract transfer from PSE&G in May 2002. Also contributing to the increase was a $268 million increase in electric revenues, primarily due to the new BGS contracts with third party wholesale electric suppliers which went into effect August 1, 2002 and comparably warmer weather which were partially offset by lower market transition charge (MTC) revenues primarily due to a 4.9% rate reduction in August 2002 and a 2% rate reduction in August 2001. These rate reductions reduce the MTC revenues that PSE&G remits to us as part of its BGS contract. Also offsetting the increases were lower net trading revenues of approximately $23 million due to lower trading volumes and prices during the three months ended September 30, 2002 as compared to the same period in 2001. See Note 4. Financial Instruments, Energy Trading and Risk Management for further discussion information relating to our trading activities.

For the nine months ended September 30, 2002, Operating Revenues increased by $422 million or 22%. Included in this increase were $273 million of gas revenues relating to our BGSS contract resulting from the Gas Contract transfer from PSE&G in May 2002. Also contributing to the increase was a $228 million increase in electric revenues, primarily due to the new BGS contracts with third party wholesale electric suppliers which went into effect August 1, 2002 and comparably warmer weather which were partially offset by lower MTC revenues primarily due to a 4.9% rate reduction in August 2002 and a two 2% rate reductions in August 2001 in February 2001. Also offsetting the increases were lower net trading revenues of approximately $79 million due to lower trading volumes and prices during the nine months ended September 30, 2002 as compared to the same period in 2001.

================================================================================
                                 PSEG Power LLC
================================================================================

Operating Expenses

Energy Costs

For the quarter ended September 30, 2002, Energy Costs increased $332 million or 106%. The increases were primarily due to increased energy purchases for the BGS and third party wholesale electric supplier contracts of approximately $122 million due to higher volume and $197 million of increased gas purchases to satisfy our BGSS contract and our fuel needs for generation. Also contributing to the increase were approximately $43 million of increased network transmission expenses in the Pennsylvania-New Jersey-Maryland Power Pool (PJM). These increases were offset by $22 million of gains on fuel hedges, $5 million of reduced congestion charges due to more efficient unit scheduling by PJM and a $3 million decrease in nuclear fuel usage.

For the nine months ended September 30, 2002, Energy Costs increased $377 million or 55%. The increases were primarily due to increased energy purchases for the BGS and third party wholesale electric supplier contacts of approximately $144 million due to higher volumes and $276 million of increased gas purchases to satisfy our BGSS contract and our fuel needs for generation. Also contributing to the increase was higher network transmission expenses of $35 million for PJM and $11 million of increased coal purchases. These higher expenses were partially offset by a $13 million decrease in nuclear fuel usage and a $36 million decrease in oil consumption. Further expense reductions can be attributed to $14 million of decreases in fuel hedges, $13 million decrease in Non-Utility Generation (NUG) purchases and $13 million in lower congestion charges due to less constraint in the system.

Operation and Maintenance

Operation and Maintenance expense increased $6 million or 3% for the quarter ended September 30, 2002, and increased $18 million or 8% for the nine months ended September 30, 2002 from the comparable periods in 2001, respectively. This was due primarily as a result of various scheduled outages at our electric generating stations.

Depreciation and Amortization

Depreciation and Amortization expense increased $1 million or 4% for the quarter ended September 30, 2002, and decreased $4 million or 5% for the nine months ended September 30, 2002, from the comparable periods in 2001. The increase for the quarter was primarily due to the Bergen Generating Station (Unit 2) being placed into service in the second quarter of 2002. The decrease for the nine-month period was primarily due to increased asset lives and the elimination of recorded goodwill related to the acquisition of our Albany Steam Station.

Interest Expense

Interest Expense increased $9 million or 35% for the quarter ended September 30, 2002 from the comparable period in 2001, due to the issuance of $600 million of 6.95% Senior Notes in June 2002, and the issuance of $123 million in pollution control notes in 2001. These increases were partially offset by interest capitalization on various projects under construction of approximately $26 million.

Interest Expense decreased $25 million or 22% for the nine months ended September 30, 2002 from the comparable periods in 2001. The decrease for the nine month period is primarily due to our refinancing of our higher rate affiliate loans with PSE&G and PSEG, which were replaced with equity and lower rate external debt.

================================================================================
                                 PSEG Power LLC
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

Financing Methodology

Our capital requirements are met through liquidity provided by internally generated cash flow and external financings. We from time to time make equity contributions to our direct and indirect subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. As of September 30, 2002 we had guaranteed equity contribution commitments of $153 million. In addition, we had other guarantees and commitments of $73 million. At times, we utilize affiliate company loans to efficiently manage our short-term cash needs.

External funding to meet the majority of our requirements is comprised of corporate finance transactions. The debt incurred is our direct obligation. Some of the proceeds of these debt transactions are used to make equity investments in our subsidiaries.

As discussed below external financing may consist of public and private capital market debt and/or project financings. The availability and cost of external capital could be affected by our performance as well as by the performance of our subsidiaries and affiliates. This could include the degree of structural or regulatory separation between us and our subsidiaries and the potential impact of affiliate ratings on consolidated and unconsolidated credit quality.

Two of our projects currently under construction have non-recourse financing. Non-recourse transactions generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by us for our subsidiaries. The consequences of permitting a project-level default include loss of any invested equity by the us.

Over the next several years, we will be required to refinance maturing debt and expect to incur additional debt to fund investment activity. Also, from time to time, we may repurchase debt using funds from operations, debt issuances and other sources of funding. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect our financial condition, results of operations and net cash flows.

Debt Covenants, Cross Default Provisions, Material Adverse Clause Changes, and Ratings Triggers

The PSEG credit agreements contain cross-default provisions under which a default by it or its major subsidiaries in an aggregate amount of $50 million would result in a default and the potential acceleration of payment under the agreements.

================================================================================
                                 PSEG Power LLC
================================================================================

The Power Senior Debt Indenture contains a default provision under which a default by it or its subsidiaries (Nuclear, Fossil, ER&T) in an aggregate amount of $50 million would result in an event of default and the potential acceleration of payment under the indenture. There are no cross-defaults within Power's indenture from PSEG, Energy Holdings or PSE&G.

A failure to make principal and or interest payments, when due, would be a default under our indenture. Any inability to satisfy required covenants and/or borrowing conditions would have a similar impact. If a default were to occur, the respective lenders and debt holders, after giving effect to any applicable grace and/or cure periods, could determine that debt payment obligations may be accelerated. In the event of any likely default or failure to satisfy covenants or conditions, we, or the relevant subsidiary, would seek to renegotiate terms of the agreements with the lenders. No assurances can be given as to whether these efforts would be successful. A declaration of cross-default could severely limit PSEG's and our liquidity and restrict our ability to meet debt and, in extreme cases, operational cash requirements which could have a material adverse effect on our financial condition, results of operations and net cash flows.

The credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition. In that event, loan funds may not be advanced.

As explained in detail below, some of these credit agreements also contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowings. Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given.

The debt indentures do not contain any "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, we and/or our subsidiaries may be subject to increased interest costs on certain bank debt. Also, in connection with our energy trading activities, we must meet certain credit quality standards as are required by counterparties. If we lose our investment grade credit rating, ER&T would have to provide credit support (letters of credit or cash), which would significantly impact the cost of the energy trading activities. These same contracts provide reciprocal benefits to us. Providing this credit support would increase our costs of doing business and limit our ability to successfully conduct energy trading activities. In addition, our counterparties may require us to meet margin or other security requirements that may include cash payments. We may also have to provide credit support for certain equity commitments if we lose our investment grade rating.

Credit Ratings

Our current ratings of securities are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of our securities and serve to increase our cost of capital, and access to capital.

                             Moody's(1)     Standard & Poor's(2)     Fitch(3)
                             ----------     --------------------     --------
      Power:
         Senior Notes          Baa1                 BBB                 BBB+

================================================================================
                                 PSEG Power LLC
================================================================================

(1) On October 11, 2002 Moody's reaffirmed these credit ratings but changed the outlook from stable to negative.

(2)   Affirmed in the second quarter of 2002 and noted an outlook of Stable.

(3)   Affirmed in the second quarter of 2002 and noted an outlook of Stable.

================================================================================
                                 PSEG Power LLC
================================================================================

Short-Term Liquidity

We rely on PSEG for our short-term financing needs and have a $50 million Letter of Credit facility expiring in August 2005. As of September 30, 2002, we had approximately $125 million of short-term borrowings from PSEG.

PSEG has revolving credit facilities to provide liquidity for its $1 billion commercial paper program and for various funding purposes. The following table summarizes the various revolving credit facilities of PSEG as of September 30, 2002.

                                       Expiration         Total        Primary
Company                                   Date           Facility      Purpose
-------                                ----------        --------      -------
                                                       (Millions)
PSEG:
-----
364-day Credit Facility                March 2003          $620       CP Support
364-day Bilateral Facility             March 2003           100       CP Support
5-year Credit Facility                 March 2005           280       CP Support
5-year Credit Facility                December 2002         150        Funding
Uncommitted Bilateral Agreement            N/A                *        Funding

* Availability varies based on market conditions.

As of September 30, 2002, PSEG has $673 million of commercial paper outstanding and $329 million outstanding under its uncommitted credit facility.

Financial covenants contained in PSEG's credit facilities include the ratio of debt (excluding non-recourse project financings and securitization debt and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization. At the end of any quarterly financial period such ratio shall not be more than 0.70 to 1. As of September 30, 2002, the ratio of debt to capitalization was 0.650 to 1. As part of its financial planning forecast, PSEG performs stress tests on its financial covenants which include a consideration of the impacts of potential asset impairments, foreign currency fluctuations, adjustments relating to pension plans and other items. Current forecasts do not indicate that PSEG will exceed the required ratio of debt to total capitalization, however, no assurances can be given and, if an event of default were to occur, it could materially impact our results of operations, cash flow and financial position.

External Financings

In June 2002, we issued $600 million of 6.95% Senior Notes due 2012. The proceeds of which were used to repay short-term funding from PSEG, including amounts related to the Gas Contract Transfer in May 2002.

CAPITAL REQUIREMENTS

Our capital needs will be dictated by our strategy to continue to develop as a profitable, growth-oriented supplier in the wholesale power market. We have revised our schedules for completion of several projects under development to provide better sequencing of our construction program with anticipated market demand. This delay will allow us to conserve capital in 2003 and allow us to take advantage of the expected recovery of the electric markets and their need for capacity in 2005. Our subsidiaries have substantial commitments as part of their growth strategies and ongoing construction programs. Power will continue to evaluate its development and construction requirements in relation to the energy and financial markets.

================================================================================
                                 PSEG Power LLC
================================================================================

                                          2002     2003    2004    2005    2006
                                          ----     ----    ----    ----    ----
                                                        (Millions)
Construction/investment expenditures     $1,100    $500    $675    $250     $80

For the nine months ended September 30, 2002 and 2001, we had net plant additions of $792 million and $1.2 billion, respectively. The majority of these additions were related to developing the Lawrenceburg, Indiana and Waterford, Ohio sites, the purchase of Wisvest LLC, and adding capacity to the Bergen and Linden stations in New Jersey. For additional information related to these projects, see Note 3. Commitments and Contingent Liabilities.

ACCOUNTING MATTERS

For a discussion of SFAS 142, SFAS 143, SFAS 144, SFAS 145, SFAS 146 and EITF 02-03, see Note 2. Accounting Matters.

SFAS No.  87 - "Employers' Accounting for Pensions" (SFAS 87)

SFAS 87 requires a pension plan sponsor to recognize an additional minimum pension liability to the extent that its accumulated benefit obligation under any of its pension plans exceeds the fair market value of its plan assets as of its annual measurement date. This additional minimum pension liability represents the amount by which its unfunded accumulated benefit obligation exceeds the fair market value of the plan's assets, and is partially offset by an intangible asset no larger than the unrecognized net transition obligation and prior service cost, with no impact to earnings. At this time, we are monitoring the fair market value of our investments and our accumulated benefit obligation and are evaluating the potential impact to us and options available to us with respect to this issue. Since our measurement date is December 31, 2002 we are unable to predict what the impact could be, however the impact could be material to our financial position and, more specifically, could result in a decrease in equity.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this report and Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

================================================================================
                                 PSEG Power LLC
================================================================================

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

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates. Our policy is to use derivatives to manage risk consistent with our business plans and prudent practices. We have a Risk Management Committee comprised of executive officers, which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

Except as noted below, there were no other material changes from the disclosures in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

Credit Risk

Counterparties expose us to credit losses in the event of non-performance or non-payment. We have a credit management process which is used to assess, monitor and mitigate counterparty exposure for us and our subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on our and our subsidiaries' financial condition, results of operations or net cash flows. As of September 30, 2002 over 97% of the credit exposure (mark to market plus net receivables and payables) for Power's trading business was with investment grade counterparties. As of September 30, 2002, Power's trading business had over 145 active counterparties.

As a result of the New Jersey BGS auction, we have contracted to provide energy to the direct suppliers of New Jersey electric utilities, including PSE&G, commencing August 1, 2002. Subsequently, a portion of the contracts with those bidders was reassigned to us. Therefore, for a limited portion of the New Jersey retail load, we will be a direct supplier to one utility, although this utility is not PSE&G. These bilateral contracts are subject to credit risk. This risk is substantially higher than the risk that was associated with potential nonpayment by PSE&G under the BGS contract which expired on July 31, 2002, since PSE&G is a rate-regulated entity. This credit risk relates to the ability of counterparties to meet their payment obligations for the power delivered under each BGS contract. We sell electricity to approximately nine supplier-counterparties that serve the load of the utilities, and one utility directly. Four of these supplier-counterparties pay us directly, and one of the four prepays its purchases. The revenue from the remaining five counterparties is paid directly from the utilities that those suppliers serve, and the related margin due to the counterparties is recorded as a liability and will be remitted to those counterparties separately. Any failure to collect these payments under the new BGS contracts could have a material impact on our results of operations, cash flows and financial position.

                         ITEM 4. CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

================================================================================
                                 PSEG Power LLC
================================================================================

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

Certain information reported under Item 3 of Part I of PSEG Power LLC's (Power) 2001 Annual Report on Form 10-K and Power's Amended Quarterly Report on Form
10-Q/A for the quarter ended March 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 are updated below. See information on the following proceedings at the pages indicated:

      (1)   Form 10-K,  Page 17 and June 30,  2002 Form 10-Q,  Page 10. See Page
            10. DOE Overcharges, Docket No. 01-592C.

      (2) Form 10-K, Pages 16 and 17 and June 30, 2002 Form 10-Q, Page 10. See Page 10. DOE not taking possession of spent nuclear fuel, Docket No. 01-551C.

      (3) Form 10-K, Pages 16 and 51 and June 30, 2002 Form 10-Q, Page 9. See Page 8. Investigation and additional investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

      (4) Form 10-K, page 17, March 31, 2002 Form 10-Q/A, page 25 and June 30, 2002 Form 10-Q, page 10. See Page 11. Petition against DOE in the Eleventh Circuit U.S. Court of Appeals seeking to set aside the receipt of credits out of the Nuclear Waste Fund.

                            ITEM 5. OTHER INFORMATION

Certain information reported under our 2001 Annual Report on Form 10-K to the SEC and our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 are updated below. References are to the related pages on the Form 10-K or Form 10-Q/A or Form 10-Q as printed and distributed.

FERC Order related to PJM Restructuring

New Matter: On July 12, 2002, the United States Court of Appeals, D.C. Circuit, issued an opinion in favor of PSE&G and the other utility petitioners, reversing an order of the FERC relating to the restructuring of PJM into an Independent System Operator. The Court agreed with PSE&G's position an ruled that FERC lacks authority to require the utility owners to give up their statutory rights under
Section 205 of the Federal Power Act. Hence, FERC was wrong to require a modification to the PJM ISO Agreement eliminating their rights to file changes to rate design. The court further noted that FERC lacks authority under Section 203 of the Federal Power Act to require the utility owners to obtain approval of their withdrawal from the PJM ISO. Hence, FERC had no right under Section 203 to eliminate the withdrawal rights to which the utilities had agreed. Further, in ruling on a specific argument raised by PSE&G, the Court held that FERC had not justified its decision to generically abrogate wholesale power requirements contracts; FERC was required to make a particularized finding with respect to the public interest, which was not done here. This matter is now pending on remand before the FERC.

================================================================================
                                 PSEG Power LLC
================================================================================

Nuclear Regulatory Commission (NRC)

Form 10-K, page 11. A pressurized water reactor nuclear unit (PWR) not owned by us was recently identified with a degradation of the reactor vessel head, which forms part of the pressure boundary for the reactor coolant system. In August 2002, the NRC issued a bulletin 2002-02, requiring that all operators of PWR units submit information concerning: (i) a summary discussion of the supplemental inspections to be implemented, and (ii) if no changes are to be implemented, justification for reliance on visual examinations as the primary method to detect degradation. In September, we provided the requested information for the Salem Facility. The response stated that a bare metal visual examination will be performed on the Salem reactor vessel heads during each unit's next refueling outage, in compliance with the bulletin. If repairs are determined to be necessary, it is estimated that the repair would extend the outage by approximately four weeks. The bare metal visual inspection for Salem Unit 1 was recently completed during the October 2002 refueling outage, and no degradation of the reactor head was observed. Our Hope Creek nuclear unit and our interests in the Peach Bottom units 2 and 3 are unaffected as they are Boiling Water Reactor nuclear units. We cannot predict what other actions the NRC may take on this issue.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   A listing of exhibits being filed with this document is as follows:

      Exhibit Number    Document
      --------------    --------
      12                Computation of Ratios of Earnings to Fixed Charges

      99 Certification by E. James Ferland, Chief Executive Officer of PSEG Power LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      99.1 Certification by Thomas M. O'Flynn, Chief Financial Officer of PSEG Power LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B)   Reports on Form 8-K :

            Date          Form            Items
            ----          ----            -----
      October 11, 2002    8-K             5 & 7
      July 29, 2002       8-K/A           5 & 7
      July 18, 2002       8-K             5 & 7

================================================================================
                                 PSEG Power LLC
================================================================================

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PSEG POWER LLC
                                 --------------
                                  (Registrant)

                     By:    /s/ Patricia A. Rado
                         -------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: November 1, 2002

================================================================================
                                 PSEG Power LLC
================================================================================

                Certification Pursuant to Rules 13a-14 and 15d-14
                       of the 1934 Securities Exchange Act

      I certify that:

1. I have reviewed this quarterly report on Form 10-Q of the PSEG Power LLC (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the PSEG's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 1, 2002                 /s/ E. James Ferland
                  ----------------                 --------------------
                                                   E. James Ferland
                                                   Chief Executive Officer

================================================================================
                                 PSEG Power LLC
================================================================================

                Certification Pursuant to Rules 13a-14 and 15d-14
                       of the 1934 Securities Exchange Act

      I certify that:

1. I have reviewed this quarterly report on Form 10-Q of the PSEG Power LLC (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of PSEG's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 1, 2002                 /s/ Thomas M. O'Flynn
                  ----------------                 -----------------------
                                                   Thomas M. O'Flynn
                                                   Chief Financial Officer