Form 10-Q
period 2005-03-31
PSEG POWER LLC; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG ENERGY HOLDINGS LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2005-05-06
CIK 1158659, 788784, 1089206, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza, P.O. Box 1171 Newark, New Jersey 07101-1171 973 430-7000 http://www.pseg.com	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza, P.O. Box 570 Newark, New Jersey 07101-0570 973 430-7000 http://www.pseg.com	22-1212800
000-49614	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza—T25 Newark, New Jersey 07102-4194 973 430-7000 http://www.pseg.com	22-3663480
000-32503	PSEG ENERGY HOLDINGS L.L.C. (A New Jersey Limited Liability Company) 80 Park Plaza—T20 Newark, New Jersey 07102-4194 973 456-3581 http://www.pseg.com	42-1544079

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

      As of April 30, 2005, Public Service Enterprise Group Incorporated had outstanding 238,725,468 shares of its sole class of Common Stock, without par value.

      As of April 30, 2005, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

      PSEG Power LLC and PSEG Energy Holdings L.L.C. are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and are filing their respective Quarterly Reports on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

      Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Public Service Enterprise Group Incorporated	Yes ☒	No ☐
Public Service Electric and Gas Company	Yes ☐	No ☒
PSEG Power LLC	Yes ☐	No ☒
PSEG Energy Holdings L.L.C.	Yes ☐	No ☒

i

FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “will,” “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings) undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review should not be construed as a complete list of factors that could effect forward-looking statements.

      In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

PSEG, PSE&G, Power and Energy Holdings

•	credit, commodity, interest rate, counterparty and other financial market risks;

•	liquidity and the ability to access capital and credit markets and maintain adequate credit ratings;

•	adverse or unanticipated weather conditions that significantly impact costs and/or operations, including generation;

•	changes in the electric industry, including changes to power pools;

•	changes in the number of market participants and the risk profiles of such participants;

•	changes in technology that make generation, transmission and/or distribution assets less competitive;

•	availability of power transmission facilities that impact the ability to deliver output to customers;

•	growth in costs and expenses;

•	environmental regulations that significantly impact operations;

•	changes in rates of return on overall debt and equity markets that could adversely impact the value of pension assets and liabilities and the Nuclear Decommissioning Trust Funds;

•	ability to maintain satisfactory regulatory results;

•	changes in political conditions, recession, acts of war or terrorism;

•	continued availability of insurance coverage at commercially reasonable rates;

•	involvement in lawsuits, including liability claims and commercial disputes;

•	inability to attract and retain management and other key employees, particularly in consideration of the pending merger with Exelon Corporation;

•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG’s, PSE&G’s, Power’s and Energy Holdings’ structure;

•	business combinations among competitors and major customers;

•	general economic conditions, including inflation or deflation;

•	regulatory issues that significantly impact operations;

•	changes to accounting standards or accounting principles generally accepted in the U.S., which may require adjustments to financial statements;

•	changes in tax laws and regulations;

•	ability to service debt as a result of any of the aforementioned events;

ii

PSE&G and Energy Holdings

•	ability to obtain adequate and timely rate relief;

Power and Energy Holdings

•	energy transmission constraints or lack thereof;

•	adverse changes in the market for energy, capacity, natural gas, emissions credits, congestion credits and other commodity prices, especially during significant price movements for natural gas and power;

•	surplus of energy capacity and excess supply;

•	generation operating performance below projected levels;

•	substantial competition in the worldwide energy markets;

•	inability to effectively manage portfolios of electric generation assets, gas supply contracts and electric and gas supply obligations;

•	margin posting requirements, especially during significant price movements for natural gas and power;

•	availability of fuel and timely transportation at reasonable prices;

•	effects on competitive position of actions involving competitors or major customers;

•	changes in product or sourcing mix;

•	delays, cost escalations or unsuccessful acquisitions, construction and development;

Power

•	changes in regulation and safety and security measures at nuclear facilities;

Energy Holdings

•	changes in political regimes in foreign countries;

•	international developments negatively impacting business;

•	changes in foreign currency exchange rates;

•	substandard operating performance or cash flow from investments falling below projected levels, adversely impacting the ability to service project debt;

•	deterioration in the credit of lessees and their ability to adequately service lease rentals; and

•	ability to realize tax benefits.

      Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and PSEG, PSE&G, Power and Energy Holdings cannot assure you that the results or developments anticipated by management will be realized, or even if realized, will have the expected consequences to, or effects on, PSEG, PSE&G, Power and Energy Holdings or their respective business prospects, financial condition or results of operations. Undue reliance should not be placed on these forward-looking statements in making any investment decision. Each of PSEG, PSE&G, Power and Energy Holdings expressly disclaims any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding PSEG’s, PSE&G’s, Power’s and Energy Holdings’ securities, PSEG, PSE&G, Power and Energy Holdings are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2005		2004
		(Millions) (Unaudited)
OPERATING REVENUES	$3,310		$3,225
OPERATING EXPENSES
Energy Costs	1,874		1,827
Operation and Maintenance	598		545
Depreciation and Amortization	190		172
Taxes Other Than Income Taxes	43		45

Total Operating Expenses	2,705		2,589

Income from Equity Method Investments	37		28

OPERATING INCOME	642		664
Other Income	39		30
Other Deductions	(12)		(19)
Interest Expense	(215)		(223)
Preferred Stock Dividends	(1)		(1)

INCOME BEFORE INCOME TAXES	453		451
Income Tax Expense	(168)		(180)

NET INCOME	$285		$271

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	238,314		236,193

DILUTED	242,190		238,852

EARNINGS PER SHARE:
BASIC	$1.20		$1.15

DILUTED	$1.18		$1.14

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.56		$0.55

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$332	$279
Accounts Receivable, net of allowances of $36 and $34 in 2005 and 2004, respectively	1,698	1,621
Unbilled Revenues	236	340
Fuel	220	633
Materials and Supplies	270	258
Energy Trading Contracts	279	161
Prepayments	85	123
Restricted Funds	56	50
Other	159	203

Total Current Assets	3,335	3,668

PROPERTY, PLANT AND EQUIPMENT	19,266	19,124
Less: Accumulated Depreciation and Amortization	(5,469)	(5,372)

Net Property, Plant and Equipment	13,797	13,752

NONCURRENT ASSETS
Regulatory Assets	5,008	5,127
Long-Term Investments	4,194	4,181
Nuclear Decommissioning Trust (NDT) Funds	1,077	1,086
Other Special Funds	557	488
Goodwill and Other Intangibles	626	643
Other	291	292

Total Noncurrent Assets	11,753	11,817

TOTAL ASSETS	$28,885	$29,237

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$528	$386
Commercial Paper and Loans	370	638
Accounts Payable	932	1,362
Derivative Contracts	275	207
Energy Trading Contracts	144	125
Accrued Interest	240	154
Accrued Taxes	216	54
Clean Energy Program	86	82
Other	489	484

Total Current Liabilities	3,280	3,492

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,279	4,347
Regulatory Liabilities	630	545
Nuclear Decommissioning Liabilities	317	310
Other Postretirement Benefit (OPEB) Costs	574	563
Clean Energy Program	298	324
Environmental Costs	356	366
Other	608	546

Total Noncurrent Liabilities	7,062	7,001

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	8,259	8,414
Securitization Debt	1,902	1,939
Project Level, Non-Recourse Debt	1,365	1,371
Debt Supporting Trust Preferred Securities	1,201	1,201

Total Long-Term Debt	12,727	12,925

SUBSIDIARY'S PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2005 and 2004— 795,234 shares	80	80

COMMON STOCKHOLDERS' EQUITY
Common Stock, no par, authorized 500,000,000 shares; issued 2005—264,471,901 shares and 2004—264,128,807 shares	4,564	4,569
Treasury Stock, at cost; 2005—25,768,587 shares; 2004—26,029,740 shares	(969)	(978)
Retained Earnings	2,576	2,425
Accumulated Other Comprehensive Loss	(435)	(277)

Total Common Stockholders' Equity	5,736	5,739

Total Capitalization	18,543	18,744

TOTAL LIABILITIES AND CAPITALIZATION	$28,885	$29,237

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$285	$271
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss on Disposal of Discontinued Operations, net of tax	—	2
Depreciation and Amortization	190	172
Demand Side Management Amortization	2	2
Amortization of Nuclear Fuel	22	23
Provision for Deferred Income Taxes (Other than Leases) and ITC	4	67
Non-Cash Employee Benefit Plan Costs	57	54
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(26)	(49)
Gain on Sale of Investments	(45)	(21)
Unrealized (Gain) Loss on Investment	(2)	1
Undistributed (Earnings) Losses from Affiliates	(19)	5
Foreign Currency Transaction Gain	(3)	—
Unrealized Gains on Energy Contracts and Other Derivatives	(14)	(17)
Over Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	29	35
(Under) Over Recovery of Societal Benefits Charge (SBC)	(8)	1
Net Realized Gains and Income from NDT Fund	(21)	(21)
Other Non-Cash Charges	13	8
Net Change in Certain Current Assets and Liabilities	194	340
Employee Benefit Plan Funding and Related Payments	(105)	(19)
Proceeds from the Withdrawal of Partnership Interests and Other Distributions	61	66
Other	47	33

Net Cash Provided By Operating Activities	661	953

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(199)	(235)
Investments in Joint Ventures, Partnerships and Capital Leases	—	(3)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	1	5
Proceeds from Termination of Capital Leases	—	44
Collection of Note Receivable	34	—
Restricted Cash	(5)	(16)
Other	(5)	22

Net Cash Used In Investing Activities	(174)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(268)	(10)
Issuance of Long-Term Debt	—	500
Issuance of Non-Recourse Debt	13	—
Issuance of Common Stock	18	21
Redemptions of Long-Term Debt	(34)	(1,099)
Repayment of Non-Recourse Debt	(4)	(8)
Cash Dividends Paid on Common Stock	(134)	(130)
Other	(24)	(25)

Net Cash Used In Financing Activities	(433)	(751)

Effect of Exchange Rate Change	(1)	(1)

Net Increase in Cash and Cash Equivalents	53	18
Cash and Cash Equivalents at Beginning of Period	279	452

Cash and Cash Equivalents at End of Period	$332	$470

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$9	$1
Interest Paid, Net of Amounts Capitalized	$172	$180

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2005	2004
	(Millions) (Unaudited)
OPERATING REVENUES	$2,184	$2,182
OPERATING EXPENSES
Energy Costs	1,424	1,419
Operation and Maintenance	295	278
Depreciation and Amortization	135	127
Taxes Other Than Income Taxes	43	45

Total Operating Expenses	1,897	1,869

OPERATING INCOME	287	313
Other Income	2	3
Other Deductions	(1)	(1)
Interest Expense	(84)	(96)

INCOME BEFORE INCOME TAXES	204	219
Income Tax Expense	(86)	(94)

NET INCOME	118	125
Preferred Stock Dividends	(1)	(1)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$117	$124

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$72	$6
Accounts Receivable, net of allowances of $36 and $34 in 2005 and 2004, respectively	993	745
Unbilled Revenues	236	340
Materials and Supplies	53	45
Prepayments	15	61
Restricted Cash	5	5
Other	21	19

Total Current Assets	1,395	1,221

PROPERTY, PLANT AND EQUIPMENT	10,253	10,159
Less: Accumulated Depreciation and Amortization	(3,537)	(3,471)

Net Property, Plant and Equipment	6,716	6,688

NONCURRENT ASSETS
Regulatory Assets	5,008	5,127
Long-Term Investments	140	138
Other Special Funds	313	278
Other	127	134

Total Noncurrent Assets	5,588	5,677

TOTAL ASSETS	$13,699	$13,586

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$421	$271
Commercial Paper and Loans	73	105
Accounts Payable	209	250
Accounts Payable—Affiliated Companies, net	412	404
Accrued Interest	49	59
Clean Energy Program	86	82
Other	394	311

Total Current Liabilities	1,644	1,482

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,623	2,653
Other Postretirement Benefit (OPEB) Costs	544	534
Regulatory Liabilities	630	545
Clean Energy Program	298	324
Environmental Costs	299	309
Other	70	82

Total Noncurrent Liabilities	4,464	4,447

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	2,792	2,938
Securitization Debt	1,902	1,939

Total Long-Term Debt	4,694	4,877

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2005 and 2004— 795,234 shares	80	80

COMMON STOCKHOLDER'S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	170	170
Basis Adjustment	986	986
Retained Earnings	773	656
Accumulated Other Comprehensive Loss	(4)	(4)

Total Common Stockholder's Equity	2,817	2,700

Total Capitalization	7,591	7,657

TOTAL LIABILITIES AND CAPITALIZATION	$13,699	$13,586

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$118	$125
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	135	127
Provision for Deferred Income Taxes and ITC	(29)	22
Non-Cash Employee Benefit Plan Costs	40	40
Non-Cash Interest Expense	2	6
Employee Benefit Plan Funding and Related Payments	(60)	(14)
Over Recovery of Electric Energy Costs (BGS and NTC)	16	7
Over Recovery of Gas Costs	13	28
(Under) Over Recovery of SBC	(8)	1
Other Non-Cash Charges	1	1
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(144)	(75)
Materials and Supplies	(8)	(3)
Prepayments	46	32
Accrued Taxes	37	45
Accrued Interest	(10)	(14)
Accounts Payable	(33)	(49)
Other Current Assets and Liabilities	48	(4)
Other	64	13

Net Cash Provided By Operating Activities	228	288

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(95)	(75)
Proceeds from the Sale of Property, Plant and Equipment	—	1
Restricted Cash	—	(3)

Net Cash Used In Investing Activities	(95)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(32)	—
Redemption of Securitization Debt	(34)	(32)
Preferred Stock Dividends	(1)	(1)

Net Cash Used In Financing Activities	(67)	(33)

Net Increase in Cash and Cash Equivalents	66	178
Cash and Cash Equivalents at Beginning of Period	6	140

Cash and Cash Equivalents at End of Period	$72	$318

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$5	$37
Interest Paid, Net of Amounts Capitalized	$87	$103

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2005	2004
	(Millions) (Unaudited)
OPERATING REVENUES	$1,731	$1,695
OPERATING EXPENSES
Energy Costs	1,270	1,227
Operation and Maintenance	229	230
Depreciation and Amortization	34	27

Total Operating Expenses	1,533	1,484

OPERATING INCOME	198	211
Other Income	31	31
Other Deductions	(8)	(16)
Interest Expense	(34)	(41)

INCOME BEFORE INCOME TAXES	187	185
Income Tax Expense	(79)	(76)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$108	$109

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14	$10
Accounts Receivable	569	740
Accounts Receivable—Affiliated Companies, net	229	324
Short-Term Loan to Affiliate	185	—
Fuel	212	621
Materials and Supplies	184	178
Energy Trading Contracts	279	161
Other	51	62

Total Current Assets	1,723	2,096

PROPERTY, PLANT AND EQUIPMENT	6,626	6,577
Less: Accumulated Depreciation and Amortization	(1,515)	(1,499)

Net Property, Plant and Equipment	5,111	5,078

NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Funds	1,077	1,086
Goodwill and Other Intangibles	121	120
Other Special Funds	144	121
Other	121	99

Total Noncurrent Assets	1,463	1,426

TOTAL ASSETS	$8,297	$8,600

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$607	$992
Short-Term Loan from Affiliate	—	98
Energy Trading Contracts	144	125
Derivative Contracts	226	151
Accrued Interest	96	42
Other	93	113

Total Current Liabilities	1,166	1,521

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	48	94
Nuclear Decommissioning Liabilities	317	310
Other	374	281

Total Noncurrent Liabilities	739	685

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
LONG-TERM DEBT
Total Long-Term Debt	3,316	3,316

MEMBER'S EQUITY
Contributed Capital	2,000	2,000
Basis Adjustment	(986)	(986)
Retained Earnings	2,226	2,118
Accumulated Other Comprehensive Loss	(164)	(54)

Total Member's Equity	3,076	3,078

TOTAL LIABILITIES AND MEMBER'S EQUITY	$8,297	$8,600

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$108	$109
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	34	27
Amortization of Nuclear Fuel	22	23
Interest Accretion on NDT Liability	7	6
Provision for Deferred Income Taxes and ITC	39	45
Unrealized Losses on Energy Contracts and Derivatives	(13)	(16)
Non-Cash Employee Benefit Plan Costs	11	10
Net Realized Gains and Income on NDT Funds	(21)	(21)
Net Changes in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	403	326
Accounts Receivable	266	92
Accounts Payable	(385)	(36)
Accrued Interest	54	47
Other Current Assets and Liabilities	(92)	(64)
Employee Benefit Plan Funding and Other Payments	(30)	(1)
Other	(27)	23

Net Cash Provided By Operating Activities	376	570

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(89)	(147)
Short-Term Loan to Affiliate	(185)	(136)
Other	—	25

Net Cash Used In Investing Activities	(274)	(258)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	—	500
Redemption of Non-Recourse Long-Term Debt	—	(800)
Deferred Issuance Costs	—	(12)
Short-Term Loan from Affiliate	(98)	—

Net Cash Used In Financing Activities	(98)	(312)

Net Increase in Cash and Cash Equivalents	4	—
Cash and Cash Equivalents at Beginning of Period	10	27

Cash and Cash Equivalents at End of Period	$14	$27

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$13	$2
Interest Paid, Net of Amounts Capitalized	$2	$10

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2005	2004
	(Millions) (Unaudited)
OPERATING REVENUES
Electric Generation and Distribution Revenues	$279	$126
Income from Capital and Operating Leases	47	52
Other	53	35

Total Operating Revenues	379	213

OPERATING EXPENSES
Energy Costs	164	46
Operation and Maintenance	77	49
Depreciation and Amortization	17	13

Total Operating Expenses	258	108

Income from Equity Method Investments	37	28

OPERATING INCOME	158	133
Other Income	6	1
Interest Expense	(66)	(63)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	98	71
Income Tax Expense	(16)	(21)
Minority Interests in Earnings of Subsidiaries	(3)	(2)

NET INCOME	79	48
Preference Units Distributions	(2)	(5)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$77	$43

See disclosures regarding PSEG Energy Holdings L.L.C.
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$212	$199
Accounts Receivable:
Trade—net of allowances of $0 and $0 in 2005 and 2004, respectively	121	114
Other Accounts Receivable	14	20
Affiliated Companies	1	19
Notes Receivable:
Affiliated Companies	102	115
Other	103	138
Inventory	38	47
Restricted Funds	51	45
Other	9	7

Total Current Assets	651	704

PROPERTY, PLANT AND EQUIPMENT	2,083	2,084
Less: Accumulated Depreciation and Amortization	(238)	(227)

Net Property, Plant and Equipment	1,845	1,857

NONCURRENT ASSETS
Leveraged Leases, net	2,869	2,851
Corporate Joint Ventures	886	894
Partnership Interests	205	219
Goodwill and Other Intangibles	499	517
Other	151	153

Total Noncurrent Assets	4,610	4,634

TOTAL ASSETS	$7,106	$7,195

See disclosures regarding PSEG Energy Holdings L.L.C.
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Millions) (Unaudited)
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$58	$66
Accounts Payable:
Trade	52	59
Affiliated Companies	1	2
Derivative Contracts	37	37
Accrued Interest	81	51
Other	63	71

Total Current Liabilities	292	286

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,592	1,587
Derivative Contracts	68	88
Other	58	56

Total Noncurrent Liabilities	1,718	1,731

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
MINORITY INTERESTS	36	35

LONG-TERM DEBT
Project Level, Non-Recourse Debt	1,365	1,371
Senior Notes	1,753	1,756

Total Long-Term Debt	3,118	3,127

MEMBER'S EQUITY
Ordinary Unit	1,713	1,813
Preference Units	184	184
Retained Earnings	305	228
Accumulated Other Comprehensive Loss	(260)	(209)

Total Member's Equity	1,942	2,016

TOTAL LIABILITIES AND MEMBER'S EQUITY	$7,106	$7,195

See disclosures regarding PSEG Energy Holdings L.L.C.
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$79	$48
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss on Disposal of Discontinued Operations, net of tax	—	2
Depreciation and Amortization	17	13
Demand Side Management Amortization	2	2
Deferred Income Taxes (Other than Leases)	(6)	(2)
Leveraged Lease Income, Adjusted for Rents Received and Deferred Income Taxes	(26)	(49)
Change in Fair Value of Derivative Financial Instruments	(1)	(1)
Undistributed (Earnings) Losses from Affiliates	(19)	5
Gain on Sale of Investments	(45)	(27)
Unrealized (Gain) Loss on Investments	(2)	1
Foreign Currency Transaction Gain	(3)	—
Other Non-Cash Charges	3	2
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	2	86
Inventory	8	—
Accounts Payable	11	(47)
Other Current Assets and Liabilities	3	17
Proceeds from Withdrawal of Partnership Interests and Other Distributions	61	66
Other	(2)	3

Net Cash Provided By Operating Activities	82	119

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(13)	(12)
Investments in Joint Ventures, Partnerships, and Leveraged Lease Agreements	—	(3)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	1	5
Proceeds from Termination of Capital Leases	—	44
Short-Term Loan Receivable—Affiliated Company	13	236
Restricted Cash	(5)	(13)
Proceeds from Collection of Notes Receivable	34	—
Other	(5)	(1)

Net Cash Provided By Investing Activities	25	256

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Senior Notes	—	(267)
Proceeds from Project-Level Non-Recourse Long-Term Debt	13	—
Repayment of Project-Level Non-Recourse Long-Term Debt	(4)	(8)
Return of Capital Contributed	(100)	(75)
Cash Distributions Paid on Preference Units	(2)	(5)

Net Cash Used In Financing Activities	(93)	(355)

Effect of Exchange Rate Change	(1)	(1)

Net Increase in Cash and Cash Equivalents	13	19
Cash and Cash Equivalents at Beginning of Period	199	104

Cash and Cash Equivalents at End of Period	$212	$123

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$1	$(43)
Interest Paid, Net of Amounts Capitalized	$52	$33

See disclosures regarding PSEG Energy Holdings L.L.C.
included in the Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      This combined Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no representations as to any other company.

Note 1. Organization and Basis of Presentation

Organization

      PSEG

      PSEG has four principal direct wholly owned subsidiaries: PSE&G, Power, Energy Holdings and PSEG Services Corporation (Services).

      As previously disclosed, on December 20, 2004, PSEG entered into an agreement and plan of merger (Merger Agreement) with Exelon Corporation (Exelon), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA), which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon (Merger). Under the Merger Agreement, each share of PSEG Common Stock will be converted into 1.225 shares of Exelon Common Stock.

      The Merger Agreement has been unanimously approved by both companies’ Boards of Directors. Completion of the Merger is subject to a number of conditions, including the approval of shareholders and a number of governmental authorities.

      PSE&G

      PSE&G is an operating public utility engaged principally in the transmission and distribution of electric energy and natural gas service in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC).

      PSE&G also owns PSE&G Transition Funding LLC (Transition Funding), a bankruptcy-remote entity that purchased certain intangible transition property from PSE&G and issued certain transition bonds secured by such property.

      Power

      Power is a multi-regional, wholesale energy supply company that integrates its generating asset operations with its wholesale energy, fuel supply, energy trading and marketing and risk management function through three principal direct wholly owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Nuclear and Fossil own and operate generation and generation-related facilities. ER&T is responsible for the day-to-day management of the portfolio. Fossil, Nuclear and ER&T are subject to regulation by the FERC and Nuclear is subject to regulation by the Nuclear Regulatory Commission (NRC).

      Energy Holdings

      Energy Holdings has two principal direct wholly owned subsidiaries: PSEG Global L.L.C. (Global), which owns and operates international and domestic projects engaged in the generation and distribution of energy, including independent power production facilities and electric distribution companies and PSEG Resources L.L.C. (Resources), which has primarily invested in energy-related leveraged leases. Energy Holdings also owns Enterprise Group Development Corporation (EGDC), a commercial real estate property management business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Services

      Services provides management and administrative services to PSEG and its subsidiaries. These include accounting, legal, communications, human resources, information technology, treasury and financial services, investor relations, stockholder services, real estate, environmental, health and safety, insurance, risk management, tax, library and information services, security, corporate secretarial and certain planning, budgeting and forecasting services. Services charges PSEG and its subsidiaries for the cost of work performed and services provided pursuant to the terms and conditions of intercompany service agreements.

Basis of Presentation

      PSEG, PSE&G, Power and Energy Holdings

      The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in PSEG’s, PSE&G’s, Power’s and Energy Holdings’ respective Annual Reports on Form 10-K for the year ended December 31, 2004.

      The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications of prior period data have been made to conform with the current presentation.

Pension and Other Postretirement Benefits (OPEB)

      PSEG

      PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG and its participating affiliates’ current and former employees who meet certain eligibility criteria. As a result of union negotiations recently completed, certain changes to the pension plans and OPEB plans have been made. These include increases to the benefit formula in the pension plan, supplemental pension benefit and certain other changes to OPEB. Substantially all changes to the pension plans will be effective May 1, 2005 and the majority of changes to the OPEB plans will be effective January 1, 2006 or July 1, 2006. The pension benefit and OPEB obligations, as well as the asset values, have been re-measured as of March 31, 2005 to reflect the effect of the plan changes. The annual net periodic pension benefit cost for 2005 will increase by approximately $2 million or 2% and the 2005 annual net OPEB cost will increase by approximately $6 million or 6% from costs that would have been expensed in 2005 had the plans’ provisions remained unchanged. The new pension projected benefit obligation and accumulated benefit obligation as of March 31, 2005 were $3.5 billion and $2.9 billion, respectively. The new OPEB accumulated benefit obligation as of March 31, 2005 was $979 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for the quarters ended March 31, 2005 and 2004:

	Pension Benefits		OPEB
	Quarters Ended March 31,		Quarters Ended March 31,
	2005	2004	2005	2004
	(Millions)

Components of Net Periodic Benefit Costs:
Service Cost	$23	$21	$5	$6
Interest Cost	52	49	14	14
Expected Return on Plan Assets	(63)	(58)	(2)	(2)
Amortization of Net
Transition Obligation	—	—	7	7
Prior Service Cost	4	4	—	—
Loss	11	9	1	—

Net Periodic Benefit Cost	$27	$25	$25	$25

      PSEG, PSE&G, Power, Energy Holdings and Services

      Pension costs and OPEB costs for PSEG, PSE&G, Power, Energy Holdings and Services are detailed as follows:

	Pension Benefits		OPEB
	Quarters Ended March 31,		Quarters Ended March 31,
	2005	2004	2005	2004
	(Millions)

PSE&G	$14	$13	$21	$22
Power	8	8	3	2
Energy Holdings	—	1	—	—
Services	5	3	1	1

Total Benefit Expense	$27	$25	$25	$25

Stock Compensation

      PSEG applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for fixed stock option grants since the exercise price of the stock options equaled the market price of the underlying stock on the date of grant.

      In addition to fixed stock option grants, PSEG also grants restricted stock and performance units to certain key executives and employees. In January 2005, 225,200 shares of restricted stock were granted under the 2004 Long-Term Incentive Plan (LTIP) to certain key executives. These shares vest on a staggered schedule beginning in January 2006 and become fully vested in January 2008. In March 2005, 42,800 shares of restricted stock were granted under the LTIP to certain other key employees. These shares vest on a staggered schedule beginning in January 2006 and become fully vested in March 2008. These shares are subject to restrictions on transfer and subject to risk of forfeiture until vested by continued employment. Compensation expense on the restricted stock grants are recorded ratably over the vesting period. For performance units, compensation expense is measured and recognized once it can be determined that the performance goals will be achieved.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      The following table illustrates the effect on Net Income and Earnings Per Share if PSEG had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to stock-based employee compensation:

	Quarters Ended March 31,
	2005	2004
	(Millions, except for share data)

Net Income, as reported	$285	$271
Add: Total stock-based employee compensation expensed during the period, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1)	(1)

Pro forma Net Income	$284	$270

Earnings Per Share:
Basic—as reported	$1.20	$1.15
Basic—pro forma	$1.19	$1.14
Diluted—as reported	$1.18	$1.14
Diluted—pro forma	$1.18	$1.13

      See Note 4. Earnings Per Share for further information.

Note 2. Recent Accounting Standards

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47)

      PSEG, PSE&G, Power and Energy Holdings

      In March 2005, the FASB issued FIN 47 to clarify the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). PSEG, PSE&G, Power and Energy Holdings are currently evaluating the impact that adoption of FIN 47 may have on their respective financial statements.

SFAS No. 123R, “Share-Based Payment, an amendment of SFAS No. 123 and 95” (SFAS 123R)

      PSEG

      In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). PSEG is evaluating the two proposed methods of adoption allowed by SFAS 123R and does not believe that the adoption of SFAS 123R will have a material effect on its financial statements.

FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1)

      PSEG, Power and Energy Holdings

      On December 21, 2004, the FASB issued FSP 109-1, which was effective upon issuance, to provide guidance on the application of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), to the provision within the American Jobs Creation Act of 2004 (Jobs Act) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The tax deduction is limited to 50% of W-2 wages paid by the taxpayer. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the Jobs Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. PSEG, Power and Energy Holdings do not believe that the manufacturer’s deduction will have a material effect on their respective financial statements in 2005 and are evaluating the impact it will have in subsequent years.

FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2)

      PSEG and Energy Holdings

      On December 21, 2004, the FASB issued FSP 109-2, which was effective upon issuance, to provide guidance on the application of the provision in the Jobs Act that allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Jobs Act provides a one-year window to repatriate earnings from foreign investments and claim a special 85% dividends received tax deduction on such distributions.

      The range of undistributed earnings that PSEG could consider for possible repatriation under the Jobs Act is between $0 and $390 million, which would result in additional income tax expense between $0 and $22 million. Of the $390 million, approximately $170 million could reasonably be considered for repatriation in 2005 based on PSEG’s degree of control at its international investments. On January 13, 2005, the Internal Revenue Service (IRS) published Notice 2005-10, which discusses some of the rules that pertain to this deduction. Whether PSEG will ultimately take advantage of this provision, all or in part, depends upon a number of factors including but not limited to evaluating the impact of Notice 2005-10 and any future authoritative guidance. Global has made no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries.

Emerging Issues Task Force (EITF) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF 03-13)

      PSEG, PSE&G, Power and Energy Holdings

      EITF 03-13 concluded that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity has no continuing direct cash flows (a term EITF 03-13 introduces to interpret paragraph 42(a)), and does not retain an interest, contract, or other arrangement sufficient

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction (an interpretation of paragraph 42(b)). EITF 03-13 should be applied to components that are disposed of or classified as held for sale in periods beginning after December 15, 2004. There was no impact from adoption on PSEG’s, PSE&G’s, Power’s or Energy Holdings’ respective financial statements.

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1)

      PSEG, PSE&G, Power and Energy Holdings

      EITF 03-1 further defines the meaning of an “other-than-temporary impairment” and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-1. When an impairment is other-than-temporary, the unrealized loss must be charged to earnings.

      On September 30, 2004, the FASB issued FSP EITF No. 03-1-1, “Effective date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 until further implementation guidance is issued.

      EITF 03-1, when fully adopted, could materially impact the accounting for the investments held in Nuclear Decommissioning Trust Funds. The ultimate impact to PSEG and its subsidiaries cannot be determined until the FASB issues final guidance.

Note 3. Discontinued Operations, Dispositions and Acquisitions

Discontinued Operations

      Energy Holdings

      Carthage Power Company (CPC)

      In December 2003, Global entered into a definitive purchase and sale agreement related to the sale of its majority interest in CPC, which owns and operates a power plant located in Rades, Tunisia. In December 2003, Global also recognized an estimated loss on disposal of $23 million for the initial write-down of its carrying amount of CPC to its fair value less cost to sell. During the first quarter of 2004, Energy Holdings re-evaluated the carrying value of CPC’s assets and liabilities and determined that an additional write-down to fair value of $2 million was required, which offset CPC’s Net Income for the quarter ended March 31, 2004. In May 2004, Global completed the sale of CPC for approximately $43 million in cash and recognized a gain on disposal of $5 million.

      The operating results of CPC for the quarter ended March 31, 2004 are summarized below:

Quarter Ended March 31, 2004
(Millions)

Operating Revenues	$26
Pre-Tax Operating Income	$2
Net Income	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dispositions

      Energy Holdings

      Meiya Power Company Limited (MPC)

      In December 2004, Global closed on the sale of its 50% equity interest in MPC to BTU Power Company for approximately $236 million, of which $100 million was paid in cash and the balance of approximately $136 million was provided in the form of a secured promissory note due on March 31, 2005. The sale resulted in an after-tax gain of approximately $2 million, which was recorded in the fourth quarter of 2004. In January 2005, a $38 million promissory note payment was received. Thereafter, the note was amended and restated to extend the maturity date to April 2005 and increase the outstanding receivable. On April 29, 2005, Global received approximately $99 million representing the full payment of the outstanding receivable.

      Solar Electric Generating Systems (SEGS) Projects

      In January 2005, Resources and Global sold their minority limited partner interests in three SEGS projects for proceeds of approximately $7 million resulting in an after-tax gain of $4 million.

      Resources

      In January 2005, the KKR Fund sold its investment in KinderCare Learning Centers, Inc. and Resources received proceeds of approximately $17 million resulting in an after-tax gain of approximately $1 million.

      In March 2004, Resources entered into an agreement with Midwest Generation LLC, an indirect subsidiary of Edison Mission Energy, to terminate its lease investment in the Collins generating facility in Illinois. In March 2004, Resources recorded a $17 million pre-tax charge to reduce its carrying value of the Collins Lease. In April 2004, Resources closed on the termination of the lease agreement and received gross proceeds of approximately $184 million. The actual loss on the termination of the lease totaled $11 million, after-tax. As a result of the sale, Resources paid approximately $100 million in taxes.

      In January 2004, Resources terminated two lease transactions with Qantas Airways and China Eastern Airlines Co., Ltd resulting from the lessees exercising their respective purchase options. Resources received aggregate gross cash proceeds of approximately $45 million and recorded an after-tax gain of $4 million. As a result of the sale, Resources paid approximately $36 million in taxes.

Acquisitions

      Energy Holdings

      Texas Independent Energy, L.P. (TIE)

      In July 2004, Global signed an agreement to acquire all of TECO Energy, Inc.’s 50% equity interest in TIE for less than $1 million. With this purchase, Global owns 100% of TIE and consolidated this investment effective July 1, 2004.

      Energy Holdings' pro forma consolidated Operating Revenues for the three months ended March 31, 2004 would have increased from $213 million to $315 million had the acquisition of TIE occurred at the beginning of 2004. Energy Holdings' pro forma consolidated Net Income for the three months ended March 31, 2004 would have decreased from $48 million to $47 million had the acquisition of TIE occurred at the beginning of 2004. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Earnings Per Share (EPS)

PSEG

      Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under PSEG's stock option plans, upon payment of performance units and upon conversion of Participating Units. The following table shows the effect of these stock options, performance units and Participating Units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Quarters Ended March 31,
	2005		2004
	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions)
Net Income	$285	$285	$271	$271

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	238,314	238,314	236,193	236,193
Effect of Stock Options	—	1,028	—	1,203
Effect of Stock Performance Units	—	111	—	—
Effect of Participating Units	—	2,737	—	1,456

Total Shares	238,314	242,190	236,193	238,852

EPS:	$1.20	$1.18	$1.15	$1.14

      There were approximately 531,500 stock options excluded from the weighted average common shares calculation used for diluted EPS due to their antidilutive effect for the quarter ended March 31, 2004. No such stock options had an antidilutive effect for the quarter ended March 31, 2005.

      Dividend payments on common stock for the quarter ended March 31, 2005 were $0.56 per share and totaled approximately $134 million. Dividend payments on common stock for the quarter ended March 31, 2004 were $0.55 per share and totaled approximately $130 million.

Note 5. Commitments and Contingent Liabilities

Guaranteed Obligations

      Power

      Power has unconditionally guaranteed payments by its subsidiary, ER&T, in certain commodity-related transactions in the ordinary course of business. These payment guarantees were provided to counterparties in order to obtain credit under physical and financial agreements for gas, pipeline capacity, transportation, oil, electricity and related commodities and services. These Power payment guarantees support the current exposure, interest and other costs on sums due and payable by ER&T under these agreements. Guarantees offered for trading and marketing cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction. The face value of the guarantees outstanding as of March 31, 2005 and December 31, 2004 was $1.6 billion. In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T would have to fully utilize the credit granted to it by every counterparty to whom Power has provided a guarantee and all of ER&T's contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T being simultaneously “out-of-the-money” is highly unlikely. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current exposure consists of the net of accounts receivable and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accounts payable and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $524 million and $507 million as of March 31, 2005 and December 31, 2004, respectively. Of the $524 million exposure, $98 million was recorded on Power's Condensed Consolidated Balance Sheet as of March 31, 2005. Of the $507 million exposure, $193 million was recorded on Power's Condensed Consolidated Balance Sheet as of December 31, 2004.

      Power is subject to collateral calls related to commodity contracts that are bilateral. As of March 31, 2005, Power had recorded margin (cash) paid of approximately $98 million and margin (cash) received of approximately $43 million. An increase in energy prices causes a commensurate increase in collateral requirements for Power.

      In connection with the management and optimization of Power's asset portfolio, ER&T maintains agreements that require Power, as its guarantor under performance guarantees, to satisfy certain creditworthiness standards. In the event of a deterioration of Power's credit rating to below investment grade, many of these agreements allow the counterparty to demand that ER&T provide performance assurance, generally in the form of a letter of credit or cash. As of March 31, 2005, if Power were to lose its investment grade rating and assuming all counterparties to which ER&T is “out-of-the-money” were contractually entitled to demand, and demanded, performance assurance, ER&T could be required to post collateral in an amount equal to approximately $869 million. Providing this support would increase Power's costs of doing business and could restrict the ability of ER&T to manage and optimize Power's asset portfolio.

      As of March 31, 2005, letters of credit issued by Power were outstanding in the amount of approximately $146 million in support of various contractual obligations, environmental liabilities and to satisfy trading collateral obligations.

      Energy Holdings

      Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects. The guaranteed obligations as of March 31, 2005 and December 31, 2004 are as follows:

				As of
Subsidiaries/Affiliates	Location	Description	Expiration Date	March 31, 2005	December 31, 2004
				(Millions)
Skawina CHP Plant (Skawina)	Poland	Equity commitment	August 2007	$26	$26
PSEG Global Funding II LLC	Delaware	Contingent guarantee related to debt service obligations	April 2011	25	25
Elektrocieplownia Chorzow Sp. z o.o. (ELCHO)	Poland	Contingent guarantee related to debt service obligations	October 2009	31	—
Prisma 2000 S.p.A. (Prisma)	Italy	Leasing agreement guarantee	N/A	25	25
PSEG Energy Technologies Asset Management Company L.L.C.	New Jersey	Performance guarantees	N/A	13	13
Other	Various	Letters of credit	2010	38	39

Total Guaranteed Obligations				$158	$128

      In September 2003, Energy Holdings completed the sale of PSEG Energy Technologies Inc. (Energy Technologies) and nearly all of its assets. However, Energy Holdings retained certain outstanding construction and warranty obligations related to ongoing construction projects previously performed by Energy Technologies. These construction obligations have performance bonds issued by insurance companies for which exposure is adequately supported by the outstanding letters of credit described above for PSEG Energy Technologies Asset Management Company L.L.C. As of March 31, 2005, there were $37 million of such bonds outstanding, which are related to uncompleted construction

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

projects. These performance bonds are not included in the $158 million of guaranteed obligations above.

      In addition to the amounts discussed above, certain subsidiaries of Energy Holdings also have contingent obligations related to their respective projects, which are non-recourse to Energy Holdings and Global.

Environmental Matters

      PSEG, PSE&G and Power

      Hazardous Substances

      The New Jersey Department of Environmental Protection (NJDEP) adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. These regulations may substantially increase the costs of environmental investigations and necessary remediation, particularly at sites situated on surface water bodies. PSE&G, Power and respective predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations is not currently estimable. However, neither PSE&G nor Power anticipate that compliance with these regulations will have a material adverse effect on their respective financial positions, results of operations or net cash flows.

      The U.S. Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in the area of Newark, New Jersey is a “facility” within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and certain of its predecessors conducted industrial operations at properties adjacent to the Passaic River facility. The operations included one operating electric generating station (Essex Site), one former generating station and four former Manufactured Gas Plants (MGPs). PSE&G's costs to clean up former MGPs are recoverable from utility customers through the Societal Benefits Clause (SBC). PSE&G has sold the site of the former generating station and obtained releases and indemnities for liabilities arising out of the site in connection with the sale. The Essex Site was transferred to Power in August 2000. Power assumed any environmental liabilities of PSE&G associated with the electric generating stations that PSE&G transferred to it, including the Essex Site.

      In 2003, the EPA notified 41 potentially responsible parties (PRPs), including PSE&G and Power, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA further indicated, with respect to PSE&G, that it believed that hazardous substances were being released from the Essex Site and a former MGP located in Harrison, New Jersey (Harrison Site), which also includes facilities for PSE&G's ongoing gas operations. The EPA has estimated that its study would require five to eight years to complete and would cost approximately $20 million, of which it would seek to recover $10 million from the PRPs, including PSE&G and Power. Power is evaluating recoverability of any disbursed amounts from its insurance carriers.

      Also, in 2003, PSEG, PSE&G and 56 other PRPs received a Directive and Notice to Insurers from the NJDEP that directed the PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the New Jersey Spill Compensation and Control Act. The NJDEP alleged in the Directive that it had determined that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP announced that it had estimated the cost of interim natural resource injury restoration activities along the lower Passaic River to approximate $950 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      PSE&G and Power have indicated to both the EPA and NJDEP that they are willing to work with the agencies in an effort to resolve their respective claims and, along with approximately 40 other PRPs, have executed an agreement with the EPA that provides for sharing the costs of the study between the government organizations and the PRPs. PSEG, PSE&G and Power cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

      PSE&G

      MGP Remediation Program

      PSE&G is currently working with the NJDEP under a program to assess, investigate and remediate environmental conditions at PSE&G's former MGP sites (Remediation Program). To date, 38 sites have been identified as sites requiring some level of remedial action. The Remediation Program is periodically reviewed, and the estimated costs are revised by PSE&G based on regulatory requirements, experience with the program and available remediation technologies. Since the inception of the program in 1988 through March 31, 2005, PSE&G had expenditures of approximately $304 million.

      During the fourth quarter of 2004, PSE&G refined the detailed site estimates and determined that total Remediation Program costs could range between $650 million and $685 million. No amount within the range was considered to be most likely. Therefore, $346 million and $356 million was accrued at March 31, 2005 and December 31, 2004, respectively, which represents the difference between the low end of the total program cost estimate of $650 million and the total incurred costs through March 31, 2005 of $304 million. Of this amount, approximately $47 million was recorded in Other Current Liabilities and $299 million and $309 million were recorded in Other Noncurrent Liabilities on its Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, respectively. The costs associated with the MGP Remediation Program have historically been recovered through the SBC charges to PSE&G ratepayers. As such, a $346 million and a $356 million Regulatory Asset was also recorded as of March 31, 2005 and December 31, 2004, respectively.

      Costs for the MGP Remediation Program were approximately $10 million for the quarter ended March 31, 2005. PSE&G anticipates spending $47 million in 2005, $35 million in 2006, and an average of $26 million per year through 2016.

      New Jersey Clean Energy Program

      The BPU has approved a funding requirement for each New Jersey utility applicable to Renewable Energy and Energy Efficiency programs for the years 2005 to 2008. The liability for the funding requirement has been recorded at the discounted present value. The costs associated with this program will be recovered from PSE&G ratepayers over the four years and therefore a Regulatory Asset was also recorded. The current and noncurrent liability for the funding requirement as of March 31, 2005 and December 31, 2004 was $384 million and $406 million, respectively.

      Power

      Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

      The PSD/NSR regulations, promulgated under the Clean Air Act (CAA), require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets, in some circumstances, when those sources undergo a “major modification,” as defined in the regulations. The Federal government is seeking to order companies allegedly not in compliance with the PSD/NSR regulations to install the best available control technology at the affected plants and to pay monetary penalties of up to approximately $27,500 for each day of continued violation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      The EPA and the NJDEP issued a demand in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal-burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to the requests for information and, in January 2002, reached an agreement with New Jersey and the Federal government to resolve allegations of noncompliance with PSD/NSR regulations. Under that agreement, over the course of 10 years, Power has agreed to install advanced air pollution controls that are designed to reduce emissions of Sulfur Dioxide (SO2), Nitrogen Oxide (NOx), particulate matter and mercury. The estimated cost of the program as of March 31, 2005 includes approximately $110 million for installation of selective catalytic reduction systems (SCRs) at Mercer, of which approximately $95 million has been spent, as well as approximately $300 million to $350 million at Hudson and $150 million to $200 million for other pollution control equipment at Mercer to be installed by December 31, 2012. Power also paid a $1.4 million civil penalty and has agreed to spend up to $6 million on supplemental environmental projects. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved a dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operations to commence.

      Power has notified the EPA and the NJDEP that it is evaluating the continued operation of the Hudson coal unit in light of changes in the energy and capacity markets, increases in the cost of pollution control equipment and other necessary modifications to the unit. These and other factors impacting the power industry identified to the agencies continue to cast doubts on the appropriateness of making the necessary investments and make it unlikely that Power would be able to complete the work by the December 31, 2006 deadline for installation of pollution control equipment. Power has discussed this issue with NJDEP, although Power has not made a decision as to the Hudson unit's continued operation beyond the December 31, 2006 deadline. The related costs associated with the pollution control modifications for the Hudson unit have not been included in Power's capital expenditure projections.

      New Jersey Industrial Site Recovery Act (ISRA)

      Potential environmental liabilities related to subsurface contamination at certain generating stations have been identified. In the second quarter of 1999, in anticipation of the transfer of PSE&G's generation-related assets to Power, a study was conducted pursuant to ISRA, which applies to the sale of certain assets. Power had a $51 million liability as of March 31, 2005 and December 31, 2004 related to these obligations, which is included in Other Noncurrent Liabilities on Power's Condensed Consolidated Balance Sheets and Environmental Costs on PSEG's Condensed Consolidated Balance Sheets.

New Generation and Development

      Power

      Completion of the projects discussed below within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

      Power is constructing the Bethlehem Energy Center, which will replace the Albany Station. Total costs for this project are expected to be approximately $551 million with expenditures to date of approximately $522 million (including interest capitalized during construction (IDC) of $60 million). Construction began in 2002 with the expected completion date in June 2005.

      Power is constructing a natural gas-fired generation plant in Linden, New Jersey. Power is replacing the tubes in both steam turbine condensers due to corrosion. Power anticipates that construction will be completed in the second quarter of 2006. Including the replacement of the tubes, the total costs are estimated at approximately $1 billion with expenditures through March 31, 2005 of approximately $908 million (including IDC of $149 million).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Power also has contracts with outside parties to purchase upgraded turbines for Salem Units 1 and 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek to modestly increase its generating capacity. Salem Unit 2 completed Phase I of its turbine replacement in 2003 and gained 24 megawatts (MW). Phase II of the replacement is currently scheduled for 2008 concurrent with steam generator replacement and is anticipated to increase capacity by 26 MW. Salem Unit 1 completed its turbine replacement in 2004 and gained 63 MW. Hope Creek completed Phase I of its turbine replacement in January 2005 and gained 15 MW, primarily due to the replacement. Phase II is expected to be completed in 2007 along with the thermal power uprate and is expected to add 120 MW. Power's expenditures to date approximate $194 million (including IDC of $14 million) with an aggregate estimated share of total costs for these projects of $253 million (including IDC of $24 million). Timing, costs and results of these projects are dependent on timely completion of work, timely approval from the NRC and various other factors.

      Power entered into a long-term contractual services agreement with a vendor in September 2003 to provide the outage and service needs for certain of Power's generating units at market rates. The contract covers approximately 25 years and could result in annual payments ranging from approximately $10 million to $50 million for services, parts and materials rendered.

      Energy Holdings

      Electroandes S.A. (Electroandes)

      There is a 35 MW expansion project on an existing hydro station under development at Electroandes. The project is expected to be placed into service in 2007 at a total cost of $27 million. The project is being financed at Electroandes with cash and non-recourse debt.

Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)

      PSE&G and Power

      PSE&G is required to obtain all of its basic generation energy supply needs through the New Jersey BGS auctions for its customers that are not served by a third-party supplier. PSE&G has entered into contracts with Power, as well as with third-party suppliers, to purchase BGS for PSE&G's anticipated load requirements. In addition, PSE&G has a full requirements natural gas contract for gas supply with Power under which Power will provide PSE&G with its BGSS requirements into 2007. The contract has an option to be renewed on an annual basis by either party with 12 months notice.

      The BPU permits recovery of the cost of hedging up to 115 billion cubic feet or approximately 80% of PSE&G's residential gas supply annually through the BGSS tariff. Power has hedged approximately 60% of the allowed residential volume for the upcoming summer season (2005) at an average price of $5.87 per decatherm (dth). Approximately 50% of the allowed residential volume has been hedged for the winter 2005/2006 season at an average price of $7.00 per dth. As of March 31, 2005 and December 31, 2004, the fair value of the contracts was $107 million and $25 million, respectively. PSE&G has recorded an intercompany receivable from Power related to the fair market value of the contracts with an offsetting regulatory liability. Power has recorded a derivative asset with an offsetting intercompany payable to PSE&G.

      Power

      Power's objective is to enter into load-serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon. As part of this objective, Power has entered into contracts to directly supply PSE&G and other New Jersey Electric Distribution Companies (EDC) with a portion of their BGS requirements through the New Jersey BGS auction process. In addition to the BGS related contracts, Power has entered into firm supply contracts with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

EDCs in Pennsylvania, Connecticut and Maryland, as well as other firm sales and trading positions and commitments.

Minimum Fuel Purchase Requirements

      Power

      Power purchases coal and oil for certain of its fossil generation stations through various long-term commitments. The total minimum purchase requirements included in these commitments amount to approximately $886 million through 2009.

      Power has various multi-year requirements-based purchase commitments that total approximately $87 million per year to meet Salem's and Hope Creek's nuclear fuel needs, of which Power's share is approximately $63 million per year through 2010. Power has been advised by Exelon Generation Company LLC (Exelon Generation), the co-owner and operator of Peach Bottom, that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom through 2010, of which Power's share is approximately $23 million per year.

      In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas, primarily to meet its gas supply obligations to PSE&G. As of March 31, 2005, the total minimum requirements under these contracts were approximately $1 billion through 2016.

      These purchase obligations are in keeping with Power's objective to enter into load-serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon and to enter into contracts for its fuel supply in comparable volumes.

      Energy Holdings

      TIE's Guadalupe and Odessa plants have entered into gas supply agreements for their anticipated fuel requirements to satisfy obligations under their forward sales contracts. As of March 31, 2005, the Guadalupe and Odessa plants had fuel purchase commitments totaling $162 million under such contracts.

Operating Services Contract (OSC)

      Power

      Nuclear has entered into an OSC with Exelon Generation, which commenced on January 17, 2005, relating to the operation of the Hope Creek and Salem nuclear generating stations. The OSC provides that Exelon Generation will provide a chief nuclear officer and other key personnel to oversee daily plant operations at the Hope Creek and Salem nuclear generating stations and to implement the Exelon operating model, which defines practices that Exelon has used to manage its own nuclear performance program. Nuclear will continue as the license holder with exclusive legal authority to operate and maintain the plants, will retain responsibility for management oversight and will have full authority with respect to the marketing of its share of the output from the facilities. Exelon Generation will be entitled to receive reimbursement of its costs in discharging its obligations, an annual operating services fee and incentive fees up to $12 million annually based on attainment of goals relating to safety, capacity factors of the plants and operation and maintenance expenses. The OSC has a term of two years, subject to earlier termination in certain events upon prior notice. In the event of termination, Exelon Generation will continue to provide services under the OSC for a transition period of at least 180 days and up to two years at the election of Nuclear. This period may be further extended by Nuclear for up to an additional twelve months if Nuclear determines that additional time is necessary to complete required activities during the transition period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nuclear Fuel Disposal

      Power

      Under the Nuclear Waste Policy Act of 1982, as amended (NWPA), the Federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. To pay for this service, nuclear plant owners are required to contribute to a Nuclear Waste Fund at a rate of one mil ($0.001) per Kilowatt-hour (kWh) of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. Under the NWPA, the U.S. Department of Energy (DOE) was required to begin taking possession of the spent nuclear fuel by no later than 1998. The DOE has announced that it does not expect a facility for such purpose to be available earlier than 2010.

      Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactors or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). Adequate spent fuel storage capacity is estimated to be available through 2011 for Salem 1, 2015 for Salem 2 and 2007 for Hope Creek. Power has commenced construction of an on-site storage facility that will satisfy the spent fuel storage needs of both Salem and Hope Creek through the end of their current respective license lives. Exelon Generation has advised Power that it has a licensed and operational on-site storage facility at Peach Bottom that will satisfy Peach Bottom's spent fuel storage requirements until at least 2014.

      Exelon Generation had previously advised Power that it had signed an agreement with the DOE, applicable to Peach Bottom, under which Exelon Generation would be reimbursed for costs incurred resulting from the DOE's delay in accepting spent nuclear fuel for permanent storage. Under this agreement, Power's portion of Peach Bottom's Nuclear Waste Fund fees were reduced by approximately $18 million through August 31, 2002, at which point credits were fully utilized and covered the cost of Exelon Generation's on-site storage facility. In September 2002, the U.S. Court of Appeals for the Eleventh Circuit issued an opinion upholding a petition seeking to set aside the receipt of these credits by Exelon Generation. On August 14, 2003, Exelon Generation received a letter from the DOE demanding repayment of previously received credits from the Nuclear Waste Fund. The letter also demanded a total of approximately $1.5 million of accrued interest (100% share). In August 2004, Exelon Generation advised Nuclear that it reached a settlement with the U.S. Department of Justice, under which Exelon Generation would be reimbursed for costs associated with the storage of spent nuclear fuel at the Peach Bottom facility, a portion of which would be paid to Nuclear as a co-owner of Peach Bottom. Future costs incurred resulting from DOE delays in accepting spent fuel will be reimbursed annually until the DOE fulfills its obligation to accept spent nuclear fuel. In addition, Exelon Generation and Nuclear are required to reimburse the DOE for the previously received credits from the Nuclear Waste Fund, plus lost earnings. Under this settlement, Power received approximately $27 million for its share of previously incurred storage costs for Peach Bottom, $22 million of which was used for the required reimbursement to the Nuclear Waste Fund. As a result of this settlement, Power reversed approximately $12 million of previously capitalized plant-related costs and recognized an increase of $7 million to Operating Expenses in the third quarter of 2004.

      In September 2001, Power filed a complaint in the U.S. Court of Federal Claims seeking damages caused by the DOE not taking possession of spent nuclear fuel in 1998. On October 14, 2004, an order to show cause was issued regarding whether the U.S. Court of Federal Claims has jurisdiction over the matter. Power responded to this order in November 2004. On January 31, 2005, the Judge dismissed the breach-of-contract claims of Power and three other utilities. Power moved for reconsideration in the U.S. Court of Federal Claims and jointly petitioned for permission to appeal the January 31, 2005 order to the U.S. Court of Appeals for the Federal Circuit. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Spent Fuel Pool

      Power

      The spent fuel pool at each Salem unit has an installed leakage collection system. This normal leakage path was found to be obstructed. Power is developing a solution to maintain the design function of the leakage collection system and is investigating the extent of any structural degradation caused by the leakage. The investigation is scheduled to be completed by the end of 2005. If any significant degradation is identified, the repair costs could be material. The NRC issued Information Notice 2004-05 in March 2004 concerning this emerging industry issue and Power cannot predict what further actions the NRC may take on this matter.

      Elevated concentrations of tritium in the shallow groundwater near Salem Unit 1 were detected in early 2003. This information was reported to the NJDEP and the NRC, as required. Power conducted a comprehensive investigation in accordance with NJDEP site remediation regulations to determine the source and extent of the tritium in the groundwater. Power is conducting remedial actions to address the contamination, in accordance with a remedial action workplan approved by the NJDEP in November 2004. The remedial actions are expected to be ongoing for several years. The costs necessary to address this groundwater contamination issue have not been determined, however, such costs are not expected to be material.

Other

      PSEG and PSE&G

      Investment Tax Credits (ITC)

      As of June 1999, the IRS had issued several private letter rulings that concluded that the refunding of excess deferred tax and ITC balances to utility customers was permitted only over the related assets' regulatory lives, which were terminated upon New Jersey's electric industry restructuring. Based on this fact, PSEG and PSE&G reversed the deferred tax and ITC liability relating to PSE&G's generation assets that were transferred to Power and recorded a $235 million reduction of the extraordinary charge in 1999 due to the restructuring of the utility industry in New Jersey. PSE&G was directed by the BPU to seek a ruling from the IRS to determine if the ITC included in the impairment write-down of generation assets could be credited to customers without violating the tax normalization rules of the Internal Revenue Code. PSE&G filed a private letter ruling request with the IRS in 2002, which is still pending.

      In 2003, the IRS proposed regulations for comment that, if adopted, would allow utilities to elect retroactive application over periods equivalent to the ones in place prior to deregulation. While PSEG cannot predict the outcome of this matter, a requirement to refund such amounts to customers could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

      Deferral Audit

      The BPU Energy and Audit Division conducts audits of deferred balances. A draft Deferral Audit—Phase II report relating to the 12-month period ended July 31, 2003 was released by the consultant to the BPU in April 2005. The draft report addresses the SBC, Market Transition Charge (MTC) and Non-Utility Generation (NUG) deferred balances. Pending approval by the BPU, the report is expected to be released in the second quarter of 2005.

      While the consultant to the BPU found that the deferral balances complied in all material respects with the BPU Orders regarding such deferrals, the consultant noted that the BPU Staff had raised certain questions with respect to the reconciliation method PSE&G employed in calculating the overrecovery of its MTC and other charges during the four-year transition period. PSE&G and the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BPU Staff are continuing discussions to resolve these questions and, if a resolution cannot be achieved, a BPU proceeding may be instituted to consider the issues raised.

      While PSE&G believes the MTC methodology it used was fully litigated and resolved, without exception, by the BPU and other intervening parties in its previous electric base rate case, deferral audit and deferral proceeding that were approved by the BPU in its order on April 22, 2004, and that such order is non-appealable, PSE&G cannot predict the impact of the outcome of any such proceeding, which could be material.

      PSEG and Energy Holdings

      Leveraged Lease Investments

      In 1996 through 2002, PSEG, through its indirect wholly owned subsidiary, Resources, entered into a number of leveraged lease transactions in the ordinary course of PSEG's business. The IRS is likely to argue that certain of those transactions are of a type that it has announced its intention to challenge, and PSEG understands that similar transactions entered into by other companies have been the subject of review and challenge by the IRS. As of March 31, 2005 and December 31, 2004, Resources' total gross investment in such transactions was approximately $1.4 billion and $1.3 billion, respectively. The IRS is presently reviewing the tax returns of PSEG and its subsidiaries for tax years 1997 through 2000, years when Resources entered into these transactions. The IRS is aware of these lease transactions and has requested information and documents associated with them. To date, the IRS has not proposed to disallow any deductions claimed relative to these transactions, but may propose such disallowances in the future. If the tax benefits associated with the lease transactions were successfully challenged by the IRS, PSEG would be assessed interest and possibly penalties in addition to any underpayments of tax. During the time period of 1997 through 2000, these transactions reduced current tax liabilities of PSEG by approximately $240 million and during the subsequent time period of 2001 through 2004, these and similar transactions reduced the current tax liabilities of PSEG by approximately $345 million. Interest that would be assessed on these potential deficiencies, if associated deductions were disallowed, would be approximately $140 million through March 31, 2005. It is presently unclear the extent to which the IRS will seek to disallow deductions associated with these lease transactions, if at all, and, if it were to do so, the extent to which any such challenge would be successful. If deductions associated with these lease transactions entered into by PSEG were successfully challenged by the IRS, it could have a material adverse impact on PSEG's and Energy Holdings' financial position, results of operations and net cash flows and could impact future returns on these transactions. PSEG believes that its tax position related to these transactions is proper based on applicable statutes, regulations and case law, and believes that it should prevail with respect to an IRS challenge, if presented, although no assurances can be given.

      The FASB is currently considering a modification to GAAP for leveraged leases. Under present GAAP, a tax settlement with the IRS that results merely in a change in the timing of tax liabilities would not require an accounting repricing of the lease investment. As such, income from the lease would continue to accrue at the original economic yield computed for the lease and there would be no write-down of the lease investment.

      A modification currently being considered by the FASB could require a lease to be repriced in the event a change in the timing of tax liabilities which has a significant impact on the economic yield of the lease and could require a lease to be retested to determine if it qualifies for leveraged lease accounting. If this or a similar modification were to be adopted by the FASB, a successful challenge by the IRS to the tax treatment of the leases referred to above, or a settlement with the IRS, could trigger a lease repricing. Further, such a successful challenge or settlement may cause the lease to fail to qualify for leveraged lease accounting. It is presently unclear what modifications, if any, will be adopted by the FASB, the timing of any such modification and the effect of any such modification on the operating results or financial position of PSEG or Energy Holdings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Energy Holdings

      Rio Grande Energia S.A. (RGE)

      In December 2004, the governing tax authority in Brazil has claimed past due taxes from RGE plus penalties and interest for the periods 1998 to 2004 primarily related to claims that the goodwill tax amortization period used by RGE for several years resulted in higher than allowed tax deductions. Global's share of the maximum claim amount related to these tax issues is approximately $30 million. RGE believes it has valid legal defenses to these claims, although no assurances can be given.

      Luz del Sur S.A.A. (LDS)

      The Superintendencia Nacional de Administracion Tributaria (SUNAT), the governing tax authority in Peru, has claimed past due taxes for the periods between 1996-1998 and 1999-2001, plus penalties and interest, resulting from LDS's interpretation of tax law that permitted restatement of assets to fair market value for tax purposes resulting in higher tax deductions for depreciation. Global's share of the net unrecorded potential liability related to the claim by SUNAT is estimated at $8 million.

      LDS did not accepted the SUNAT valuation and appealed. The Fiscal Court notified LDS on January 4, 2005 that a proper decision could not be based on the existing SUNAT studies and ordered another valuation study to be performed by Consejo Nacional de Tasaciones (CONATA), a Government Agency in Peru. CONATA completed the valuation of LDS assets in April 2005 and concluded that the asset value of LDS is higher than those originally used by LDS for its tax deductions for depreciation. As a result of the CONATA valuation, Global anticipates that the SUNAT will withdraw its claim against LDS, in totality or in large part.

      Dhofar Power Company S.A.O.C. (Dhofar Power)

      Since commencing operations in Oman in May 2003, Dhofar Power has experienced a number of service interruptions, including four service interruptions in the first half of 2004, which resulted from a combination of force majeure events and breaches of general warranties of the contractors that installed equipment at Dhofar Power. The Concession Agreement includes a provision for penalties to be paid in some circumstances to the Government of Oman for certain types of service interruptions. Dhofar Power and the Government of Oman are in dispute regarding both the applicability and extent of any such penalties arising from the service interruptions in question. Dhofar Power and the Government of Oman are pursuing alternative dispute resolution and it is expected that the matter will be resolved in 2005. Dhofar Power believes that cash retentions, letters of credit and a guarantee bond provided by the contractors should be sufficient to cover the potential penalty claims.

      Dhofar Power and the Government of Oman are also in a disagreement on the calculation of certain monthly allowances to be paid to Dhofar Power to compensate for enhancements and extensions of the transmission and distribution system in Salalah. Dhofar Power maintains that, according to the Concession Agreement, these allowances should be calculated based on actual contracted value of the services executed and the Government of Oman maintains that they should be calculated based on the estimated costs incurred. Dhofar Power is accruing this revenue at the values it calculated according to contract terms. Dhofar Power and the Government of Oman are pursuing alternative dispute resolution and it is expected that the matter will be resolved within the next twelve months. In the event the Government of Oman prevails, the annual loss of revenue to Dhofar Power would be approximately $0.6 million (at current exchange rate) per year for 15 years effective December 28, 2003.

      See Note 13. Subsequent Events for a discussion of the sale of Dhofar Power's shares as required under the Concession Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      TIE

      On July 7, 2003, Texas Commercial Energy LLC (TCE) filed suit against the three major electric utilities in Texas, certain wholesale power generators, their related affiliated retail electric providers and certain qualified scheduling entities, as well as the Electric Reliability Council of Texas (ERCOT), in its function as the Independent System Operators for the Texas energy market. The action filed in the U.S. District Court for the Southern District of Texas, Civil Action No. C-03-249, alleges price-fixing, predatory pricing and certain common law claims. Automated Power Exchange, Inc. (APX), a named defendant, acted as agent and submitted bids on behalf of Guadalupe Power Partners, L.P. (Guadalupe) and Odessa-Ector Power Partners, L.P. (Odessa), as well as several other generators in the ERCOT balancing energy market. APX has submitted a demand for indemnification from Guadalupe and Odessa. On February 3, 2004, TCE amended its complaint and named TIE, Guadalupe and Odessa and others as additional defendants. On May 20, 2004, the U.S. District Court granted the defendants' motion to dismiss the state and federal antitrust claims. All collateral claims were to be held in abatement pending an appeal of the ruling to the Fifth Circuit Court of Appeals. On July 19, 2004, TCE filed a Notice of Appeal, and the parties subsequently filed briefs and reply briefs. Global continues to believe there are valid defenses to TCE's claims, which will be vigorously asserted.

      On February 18, 2005, Utility Choice L.P., and Cirro Group Inc. filed suit against many of the same defendants in the TCE suit, including TIE, based on facts similar to those alleged in the TCE litigation. The new action, filed in the U.S. District Court for the Southern Division of Texas, also alleges price-fixing, predatory pricing and various other claims. Global believes there are valid defenses to these claims, which will be vigorously asserted.

Note 6. Risk Management

PSEG, PSE&G, Power and Energy Holdings

      The operations of PSEG, PSE&G, Power and Energy Holdings are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect their results of operations and financial conditions. PSEG, PSE&G, Power and Energy Holdings manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, PSE&G, Power and Energy Holdings use the term “hedge” to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the gains or losses on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG, PSE&G, Power and Energy Holdings uses derivative instruments as risk management tools consistent with its respective business plan and prudent business practices.

Derivative Instruments and Hedging Activities

      Energy Trading Contracts

      Power

      Power actively trades energy and energy-related products, including electricity, natural gas, electric capacity, firm transmission rights (FTRs), coal, oil, weather derivatives and emission allowances in the spot, forward and futures markets, primarily in the PJM Interconnection, L.L.C. (PJM), but also in the surrounding region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana, and natural gas in the producing region.

      Power maintains a strategy of entering into positions to optimize the value of its portfolio and reduce earnings volatility of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and executes an overall risk management strategy seeking to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures.

      Power marks its derivative energy trading contracts to market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), with changes in fair value charged to the Condensed Consolidated Statement of Operations. Wherever possible, fair values for these contracts are obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices, as applicable, to interpolate certain prices. The effect of using such modeling techniques is not material to Power's financial results.

      Power routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules.

      Commodity Contracts

      Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market conditions, transmission availability and other events. Power manages its risk of fluctuations of energy price and availability through derivative instruments, such as forward purchase or sale contracts, swaps, options, futures and FTRs.

      Cash Flow Hedges

      Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements. These derivative transactions are designated and effective as cash flow hedges under SFAS 133, as amended. As of March 31, 2005, the fair value of these hedges was $(409) million, $(242) million after-tax. As of December 31, 2004, the fair value of these hedges was $(248) million, $(145) million after-tax. During the next 12 months, $126 million of unrealized losses (after-tax) on these commodity derivatives in Accumulated Other Comprehensive Loss is expected to be reclassified to earnings. Ineffectiveness associated with these hedges, as defined in SFAS 133, was immaterial. The expiration date of the longest dated cash flow hedge is in 2008.

      Other Derivatives

      Power also enters into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs or Operating Revenues, as appropriate, on the Condensed Consolidated Statements of Operations. The net fair value of these instruments as of March 31, 2005 and December 31, 2004 was $42 million and $14 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rates

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed and floating rate debt and interest rate derivatives.

      Fair Value Hedges

      PSEG and Power

      In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009. PSEG used an interest rate swap to convert Power's fixed-rate debt into variable-rate debt. The interest rate swap is designated and effective as a fair value hedge. The fair value changes of the interest rate swap are fully offset by the fair value changes in the underlying debt. As of March 31, 2005 and December 31, 2004, the fair value of the hedge was $(7) million and $(3) million, respectively and there was no ineffectiveness related to the hedge.

      Energy Holdings

      In April 2003, Energy Holdings issued $350 million of 7.75% Senior Notes due in 2007. Energy Holdings used interest rate swaps to convert $200 million of this fixed-rate debt into variable-rate debt. The interest rate swaps are designated and effective as fair value hedges. The fair value changes of these interest rate swaps are fully offset by the fair value changes in the underlying debt. As of March 31, 2005 and December 31, 2004, the fair value of these hedges was $(6) million and $(3) million, respectively, and there was no ineffectiveness related to these hedges.

      Cash Flow Hedges

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. The fair value changes of these derivatives are initially recorded in Accumulated Other Comprehensive Income. As of March 31, 2005, the fair value of these cash flow hedges was $(118) million, including $(8) million, $(22) million and $(88) million at PSEG, PSE&G and Energy Holdings, respectively. As of December 31, 2004, the fair value of these cash flow hedges was $(145) million, including $(11) million, $(34) million and $(100) million at PSEG, PSE&G and Energy Holdings, respectively. The $(22) million and $(34) million at PSE&G as of March 31, 2005 and December 31, 2004, respectively, is not included in Accumulated Other Comprehensive Loss, as it is deferred as a Regulatory Asset and is expected to be recovered from PSE&G's customers. During the next 12 months, $28 million of unrealized losses (net of taxes) on interest rate derivatives in Accumulated Other Comprehensive Loss is expected to be reclassified to earnings, including $5 million and $23 million at PSEG and Energy Holdings, respectively. As of March 31, 2005, hedge ineffectiveness associated with these hedges was not material.

      Other Derivatives

      Energy Holdings

      Foreign subsidiaries and affiliates of Energy Holdings have entered into interest rate forward contracts, which effectively converted variable-rate debt to fixed-rate debt. Since these contracts have not been designated as cash flow or fair value hedges, changes in the fair value of these derivative

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

instruments are recorded directly to Interest Expense. The fair value of these instruments as of March 31, 2005 and December 31, 2004 was not material.

Foreign Currencies

      Energy Holdings

      Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of its risks is that some of its foreign subsidiaries and affiliates have functional currencies other than the consolidated reporting currency, the U.S. Dollar. Additionally, Global and certain of its foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in U.S. Dollars or currencies other than their own functional currencies. Global, a U.S. Dollar functional currency entity, is primarily exposed to changes in the Brazilian Real, the Euro, the Polish Zloty, the Peruvian Nuevo Sol and the Chilean Peso. Changes in valuation of these currencies can impact the value of Global's investments, as well as its ability to service locally funded debt obligations. With respect to the foreign currency risk associated with the Brazilian Real, there has been a significant devaluation since the initial acquisition of that investment in 1997, which has resulted in reduced U.S. Dollar earnings and cash flows relative to initial projections. Global has attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements to manage risk related to certain foreign currency fluctuations.

      As of March 31, 2005, net cumulative foreign currency devaluations had reduced the total amount of Energy Holdings' Member's Equity by $179 million. As of December 31, 2004, net cumulative foreign currency devaluations had reduced the total amount of Energy Holdings' Member's Equity by $129 million.

      In November 2004, Energy Holdings entered into foreign currency call options in order to hedge the majority of its 2005 expected earnings denominated in Brazilian Reais, Chilean Pesos and Peruvian Nuevo Soles. These options are not considered hedges for accounting purposes under SFAS 133 and, as a result, changes in their fair value are recorded directly to earnings.

      In January 2005 and March 2005, Energy Holdings entered into three foreign currency option agreements to sell U.S. Dollars at 2.99 Polish Zloty/Dollar through December 30, 2005. The options hedge the SFAS No. 52, “Foreign Currency Translation”, exposure on the Polish Zloty denominated debt and a portion of the Polish Zloty denominated interest rate swap at Global's Polish investment, ELCHO, which is accounted for as a U.S. dollar functional currency and is therefore exposed to foreign currency gains or losses on Polish Zloty denominated monetary assets and liabilities. These options are not considered hedges for accounting purposes under SFAS 133 and, as a result, changes in their fair value are recorded directly to earnings, which would largely offset any potential foreign currency losses on the Polish Zloty denominated monetary liabilities. The fair value of these instruments as of March 31, 2005 was not material.

Hedges of Net Investments in Foreign Operations

      Energy Holdings

      In March 2004 and April 2004, Energy Holdings entered into three cross-currency interest rate swap agreements. The swaps are designed to hedge the net investment in a foreign subsidiary associated with the exposure in the U.S. Dollar to Chilean Peso exchange rate. The fair value of the cross-currency swaps was $(12) million and $(21) million as of March 31, 2005 and December 31, 2004, respectively. The effective portion of the change in fair value is recorded in Cumulative Translation Adjustment within Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

      Energy Holdings

      For the quarter ended March 31, 2005, Resources recognized a $6 million (pre-tax) gain related to the sale of a security and a $3 million (pre-tax) unrealized gain on its only remaining investment which is a publicly traded equity security and is held within its investments in certain venture capital and leveraged buyout funds. For the quarter ended March 31, 2004, Resources recognized a $3 million (pre-tax) loss related to non-publicly traded equity securities, which were held within its investments in leveraged buyout funds.

      As of March 31, 2005, Resources had an investment in a leveraged buyout fund of approximately $13 million, which is comprised of one public security with an available market price. As of December 31, 2004, Resources had investments in leveraged buyout funds of approximately $27 million.

Note 7. Comprehensive Income, Net of Tax

	PSE&G	Power (A)	Energy Holdings (B)	Other (C)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2005:
Net Income (Loss)	$118	$108	$79	$(20)	$285
Other Comprehensive (Loss) Income	—	(110)	(51)	3	(158)

Comprehensive Income (Loss)	$118	$(2)	$28	$(17)	$127

For the Quarter Ended March 31, 2004:
Net Income (Loss)	$125	$109	$48	$(11)	$271
Other Comprehensive Loss	—	(127)	(49)	(6)	(182)

Comprehensive Income (Loss)	$125	$(18)	$(1)	$(17)	$89

(A)	Changes at Power primarily relate to SFAS 133 unrealized losses on derivative contracts that qualify for hedge accounting and unrealized gains and losses on NDT Funds.

(B)	Changes at Energy Holdings primarily relate to foreign currency translation adjustments and unrealized gains and losses on various derivative transactions.

(C)	Other primarily consists of activity at PSEG (as parent company), Services and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Other Income and Deductions

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Income:
For the Quarter Ended March 31, 2005:
Interest Income	$2	$1	$—	$—	$3
Gain on Sale of Investments	—	—	1	—	1
NDT Fund Realized Gains	—	22	—	—	22
NDT Interest and Dividend Income	—	7	—	—	7
Foreign Currency Gains	—	—	3	—	3
Change in Derivative Fair Value	—	—	1	—	1
Other	—	1	1	—	2

Total Other Income	$2	$31	$6	$—	$39

For the Quarter Ended March 31, 2004:
Interest Income	$6	$1	$—	$(5)	$2
Gain on Disposition of Property	(3)	—	—	—	(3)
NDT Fund Realized Gains	—	24	—	—	24
NDT Interest and Dividend Income	—	6	—	—	6
Change in Derivative Fair Value	—	—	1	—	1

Total Other Income	$3	$31	$1	$(5)	$30

Other Deductions:
For the Quarter Ended March 31, 2005:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Losses and Expenses	—	7	—	—	7
Minority Interest	—	—	—	3	3
Other	—	1	—	—	1

Total Other Deductions	$1	$8	$—	$3	$12

For the Quarter Ended March 31, 2004:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Losses and Expenses	—	9	—	—	9
Minority Interest	—	—	—	2	2
Other	—	7	—	—	7

Total Other Deductions	$1	$16	$—	$2	$19

(A)	Other consists of reclassifications for minority interests in PSEG's consolidated results of operations and intercompany eliminations at PSEG (as parent company).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Income Taxes

      An analysis of the tax provision expense is as follows:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2005:
Income (Loss) before Income Taxes	$204	$187	$98	$(36)	$453
Tax computed at the statutory rate	72	65	34	(12)	159
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	14	11	(2)	(1)	22
Rate Differential of Foreign Operations	—	—	(18)	—	(18)
Plant Related Items	1	—	—	—	1
Lease Rate Differential	—	—	1	—	1
Other	(1)	3	1	—	3

Total Income Tax Expense (Benefit)	$86	$79	$16	$(13)	$168

Effective income tax rate	42.2%	42.2%	16.3%	36.1%	37.1%

For the Quarter Ended March 31, 2004:
Income (Loss) before Income Taxes	$219	$185	$71	$(24)	$451
Tax computed at the statutory rate	77	65	25	(9)	158
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	16	11	—	(2)	25
Rate Differential of Foreign Operations	—	—	(7)	—	(7)
Plant Related Items	(1)	—	—	—	(1)
Lease Rate Differential	—	—	3	—	3
Other	2	—	—	—	2

Total Income Tax Expense (Benefit)	$94	$76	$21	$(11)	$180

Effective income tax rate	42.9%	41.1%	29.6%	45.8%	39.9%

(A)	PSEG's other activities include amounts applicable to PSEG (as parent corporation) that primarily relate to financing and certain administrative and general costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Financial Information by Business Segments

      Information related to the segments of PSEG and its subsidiaries is detailed below:

			Energy Holdings
	PSE&G	Power	Resources	Global	Other (A)	Other (B)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2005:
Total Operating Revenues	$2,184	$1,731	$61	$315	$3	$(984)	$3,310
Income (Loss) from Continuing Operations	118	108	23	57	(1)	(20)	285
Net Income (Loss)	118	108	23	57	(1)	(20)	285
Preferred Securities Dividends/Preference Unit Distributions	(1)	—	—	(2)	—	3	—
Segment Earnings (Loss)	117	108	23	55	(1)	(17)	285
Gross Additions to Long-Lived Assets	95	89	1	12	—	2	199
As of March 31, 2005:
Total Assets	$13,699	$8,297	$3,011	$4,050	$45	$(217)	$28,885
Investments in Equity Method Subsidiaries	$—	$—	$27	$1,025	$—	$—	$1,052
For the Quarter Ended March 31, 2004:
Total Operating Revenues	$2,182	$1,695	$38	$173	$2	$(865)	$3,225
Income (Loss) from Continuing Operations	125	109	1	49	(2)	(11)	271
Net Income (Loss)	125	109	1	49	(2)	(11)	271
Preferred Securities Dividends/Preference Unit Distributions	(1)	—	(1)	(4)	—	6	—
Segment Earnings (Loss)	124	109	—	45	(2)	(5)	271
Gross Additions to Long-Lived Assets	75	147	1	13	1	1	238
As of December 31, 2004:
Total Assets	$13,586	$8,600	$2,999	$4,144	$52	$(144)	$29,237
Investments in Equity Method Subsidiaries	$—	$—	$41	$1,071	$—	$—	$1,112

(A)	Energy Holdings' other activities include amounts applicable to Energy Holdings (as parent company) and EGDC. The net losses primarily relate to financing and certain administrative and general costs of Energy Holdings.

(B)	PSEG's other activities include amounts applicable to PSEG (as parent corporation), and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions, rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 11. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at PSEG, as parent corporation.

Note 11. Related-Party Transactions

      The majority of the following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

BGS and BGSS Contracts

      PSE&G and Power

      PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G's BGSS and other contractual requirements through March 2007.

      Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      The amounts which Power charged to PSE&G for BGS and BGSS are presented below:

	Power's Billings for the Quarters Ended March 31,
	2005	2004
	(Millions)

BGS	$113	$19
BGSS	$862	$847

      As of March 31, 2005 and December 31, 2004, Power had net receivables from PSE&G of approximately $371 million and $357 million, respectively, primarily related to the BGS and BGSS contracts. These transactions were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's Condensed Consolidated Financial Statements.

      In addition, as of March 31, 2005 and December 31, 2004, PSE&G had a receivable from Power of approximately $107 million and $25 million, respectively, related to gas supply hedges Power entered into for BGSS. For additional information, see Note 5. Commitments and Contingent Liabilities.

Services

      PSE&G, Power and Energy Holdings

      Services provides and bills administrative services to PSE&G, Power and Energy Holdings. In addition, PSE&G, Power and Energy Holdings have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies. The billings for administrative services and payables are presented below:

	Services' Billings for the Quarters Ended March 31,		Payable to Services as of
	2005	2004	March 31, 2005	December 31, 2004
	(Millions)

PSE&G	$50	$47	$40	$38
Power	$38	$34	$22	$23
Energy Holdings	$4	$3	$2	$2

      These transactions were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's Condensed Consolidated Financial Statements. PSE&G, Power and Energy Holdings believe that the costs of services provided by Services approximate market value for such services.

Tax Sharing Agreements

      PSEG, PSE&G, Power and Energy Holdings

      PSEG files a consolidated Federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is such that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      PSE&G, Power and Energy Holdings had (payables to) receivables from PSEG related to taxes as follows:

	(Payable to) Receivable from PSEG
	As of
	March 31, 2005	December 31, 2004
	(Millions)

PSE&G	$(133)	$(45)
Power	$(15)	$9
Energy Holdings	$(1)	$19

Affiliate Loans and Advances

      PSEG and Power

      As of March 31, 2005, Power had a note receivable due from PSEG of approximately $185 million, reflecting the investment of its excess cash with PSEG. As of December 31, 2004, Power had a payable to PSEG of approximately $98 million for short-term funding needs. Interest Income and Interest Expense relating to these short-term funding activities was immaterial.

      PSEG and Energy Holdings

      As of March 31, 2005 and December 31, 2004, Energy Holdings had a note receivable due from PSEG of approximately $102 million and $115 million, respectively, reflecting the investment of its excess cash with PSEG. Interest Income related to these borrowings was immaterial.

      PSE&G and Services

      As of March 31, 2005 and December 31, 2004, PSE&G had advanced working capital to Services of approximately $33 million. This amount is included in Other Noncurrent Assets on PSE&G's Condensed Consolidated Balance Sheets.

      Power and Services

      As of March 31, 2005 and December 31, 2004, Power had advanced working capital to Services of approximately $17 million. This amount is included in Other Noncurrent Assets on Power's Condensed Consolidated Balance Sheets.

Changes in Capitalization

      PSEG and Energy Holdings

      In February 2005, Energy Holdings made a $100 million cash distribution to PSEG in the form of a return of capital contributed.

Other

      PSEG and PSE&G

      As of March 31, 2005 and December 31, 2004, PSE&G had receivables from PSEG of approximately $21 million and $14 million, respectively, related to amounts that PSEG had collected on PSE&G's behalf.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      PSEG and Power

      As of March 31, 2005 and December 31, 2004, Power had receivables from PSEG of approximately $5 million and $4 million, respectively, related to amounts that PSEG had collected on Power's behalf.

      Energy Holdings

      As of March 31, 2005 and December 31, 2004, Global had loans outstanding with its affiliates of approximately $62 million and $68 million, respectively. Included in these loans balances was $24 million as of March 31, 2005 and December 31, 2004 of accrued interest related to Global's projects in Italy.

Note 12. Guarantees of Debt

Power

      Each series of Power's Senior Notes and Pollution Control Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power's non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2005:
Operating Revenues	$—	$1,949	$33	$(251)	$1,731
Operating Expenses	—	1,753	32	(252)	1,533

Operating Income	—	196	1	1	198
Other Income	31	31	—	(31)	31
Other Deductions	—	(8)	—	—	(8)
Equity Earnings (Losses) of Subsidiaries	109	(9)	—	(100)	—
Interest Expense	(32)	(17)	(17)	32	(34)
Income Taxes	—	(85)	6	—	(79)

Net Income (Loss)	$108	$108	$(10)	$(98)	$108

For the Quarter Ended March 31, 2005:
Net Cash (Used In) Provided By Operating Activities	$(48)	$390	$(13)	$47	$376
Net Cash Provided By (Used In) Investing Activities	$48	$(20)	$(20)	$(282)	$(274)
Net Cash (Used In) Provided By Financing Activities	$—	$(367)	$34	$235	$(98)
For the Quarter Ended March 31, 2004:
Operating Revenues	$—	$1,906	$22	$(233)	$1,695
Operating Expenses	—	1,691	26	(233)	1,484

Operating Income (Loss)	—	215	(4)	—	211
Other Income	14	31	—	(14)	31
Other Deductions	—	(9)	(7)	—	(16)
Equity Earnings (Losses) of Subsidiaries	120	(14)	—	(106)	—
Interest Expense	(33)	(9)	(14)	15	(41)
Income Taxes	8	(93)	10	(1)	(76)

Net Income (Loss)	$109	$121	$(15)	$(106)	$109

For the Quarter Ended March 31, 2004:
Net Cash (Used In) Provided By Operating Activities	$(38)	$468	$(48)	$188	$570
Net Cash Provided By (Used In) Investing Activities	$338	$(513)	$(52)	$(31)	$(258)
Net Cash (Used In) Provided By Financing Activities	$(300)	$6	$100	$(118)	$(312)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	(Millions)
As of March 31, 2005:
Current Assets	$1,691	$1,685	$87	$(1,740)	$1,723
Property, Plant and Equipment, net	124	3,025	1,963	(1)	5,111
Investment in Subsidiaries	3,469	634	—	(4,103)	—
Noncurrent Assets	1,310	1,377	56	(1,280)	1,463

Total Assets	$6,594	$6,721	$2,106	$(7,124)	$8,297

Current Liabilities	$149	$2,570	$274	$(1,827)	$1,166
Noncurrent Liabilities	53	817	53	(184)	739
Note Payable—Affiliated Company	—	—	300	(300)	—
Long-Term Debt	3,316	—	800	(800)	3,316
Member's Equity	3,076	3,334	679	(4,013)	3,076

Total Liabilities and Member's Equity	$6,594	$6,721	$2,106	$(7,124)	$8,297

As of December 31, 2004:
Current Assets	$1,445	$2,046	$84	$(1,479)	$2,096
Property, Plant and Equipment, net	107	3,021	1,950	—	5,078
Investment in Subsidiaries	3,720	642	—	(4,362)	—
Noncurrent Assets	1,290	1,298	56	(1,218)	1,426

Total Assets	$6,562	$7,007	$2,090	$(7,059)	$8,600

Current Liabilities	$117	$2,701	$270	$(1,567)	$1,521
Noncurrent Liabilities	50	720	33	(118)	685
Note Payable—Affiliated Company	—	—	300	(300)	—
Long-Term Debt	3,316	—	800	(800)	3,316
Member's Equity	3,079	3,586	687	(4,274)	3,078

Total Liabilities and Member's Equity	$6,562	$7,007	$2,090	$(7,059)	$8,600

Note 13. Subsequent Events

Energy Holdings

      Changes in Capitalization

      In May 2005, Energy Holdings redeemed the remaining $184 million of its Preference Units held by PSEG.

      Dispositions

      In April 2005, 35% of the shares of Global's investment in Dhofar Power were sold through a public offering on the Omani stock exchange as required under the Concession Agreement. Net proceeds from the sale approximated $25 million, resulting in a modest gain. As a result, Global's investment in Dhofar Power will be accounted for under the equity-method following the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)

      Following are the significant changes in or additions to information reported in the 2004 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations. This discussion refers to the Condensed Consolidated Financial Statements (Statements) and the related Notes to Condensed Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

      This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), and PSEG Energy Holdings L.L.C. (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no representations as to any other company.

PENDING MERGER

PSEG, PSE&G, Power and Energy Holdings

      As previously disclosed, on December 20, 2004, PSEG entered into an agreement and plan of merger (Merger Agreement) with Exelon Corporation (Exelon), a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA) which is headquartered in Chicago, Illinois, whereby PSEG and its subsidiaries will be merged with and into Exelon (Merger). Under the Merger Agreement, each share of PSEG Common Stock will be converted into 1.225 shares of Exelon Common Stock.

      The Merger Agreement has been unanimously approved by both companies' Boards of Directors. Completion of the Merger is subject to a number of conditions, including the approval of shareholders and a number of governmental authorities. The governmental authorities from which these approvals are required may impose conditions on completion of the Merger, require changes to the terms of the Merger or fail to approve the Merger. The imposition of conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the combined company and/or the individual registrants following the Merger, any of which might have a material adverse effect on the combined company or the individual registrants following completion of the Merger. PSEG is committed to this proposed business combination, however, pending receipt of the various required approvals, which cannot be assured, PSEG intends to maintain a viable stand-alone strategy.

      In February 2005, Exelon and PSEG filed applications with the Federal Energy Regulatory Commission (FERC), the New Jersey Board of Public Utilities (BPU) and the Pennsylvania Public Utility Commission (PAPUC), and filed a joint proxy statement/prospectus with the Securities and Exchange Commission (SEC) related to proxy solicitation for shareholder approval of the Merger and the issuance of shares by Exelon. Exelon also provided notice of the proposed Merger to the Illinois Commerce Commission (ICC). In March 2005, Exelon and PSEG filed applications or made filings with the Nuclear Regulatory Commission (NRC), the New York Public Service Commission, the Connecticut Siting Council, the New Jersey Department of Environmental Protection (NJDEP) and the SEC. In April 2005, Exelon filed a private letter ruling on the transfer of decommissioning funds with the Internal Revenue Service. Additional applications and notices will be filed in the upcoming months.

      On February 23, 2005, at a meeting of its Electricity Policy Committee, the ICC's General Counsel confirmed that the ICC does not have jurisdiction over the matter and thus its approval is not required for the proposed Merger. On March 16, 2005, Exelon and PSEG obtained approval of matters relating to the Merger from the Connecticut Siting Council under Connecticut public utility law.

      On March 4, 2005, Exelon and PSEG made the filings required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). On March 23, 2005, Exelon and PSEG received a letter from the Antitrust Division of the United States Department of Justice (DOJ) requesting specific additional, supplemental information to that already provided in the original HSR filing pertaining to the proposed Merger. Exelon and PSEG intend to respond promptly to the request for additional information. The DOJ request extends the waiting period under HSR, and the period of DOJ review of the proposed Merger, for a period of 30 days after Exelon and PSEG provide the information requested by the DOJ. The extension of the HSR waiting period is not expected to impact the anticipated closing date of the Merger.

      On March 11, 2005, Exelon received a letter from the SEC on its joint proxy statement/prospectus filing. On April 14, 2005, Exelon addressed the SEC's comments in an amended filing and in a response letter to the SEC. Once the joint proxy/prospectus filing has been declared effective by the SEC, Exelon and PSEG will schedule their respective annual meetings of shareholders and seek voting approval of the proposed Merger.

      On March 28, 2005, a coalition of consumer advocacy groups submitted an intervention and protest filing to the FERC in which it petitioned the FERC to reject the proposed Merger and called for public hearings, citing concerns about such matters as the propriety of the FERC's pre-filing meetings with Exelon and PSEG officials, customer rates and market power. The BPU intervened in the FERC proceeding and requested that the FERC hold a hearing on the application relating to the proposed Merger.

      The deadline for all protest filings with the FERC was April 11, 2005. In early April 2005, several parties, including competing energy companies and others, intervened in the FERC proceeding, protested the application and requested that the FERC hold public hearings. These parties raised a variety of issues, including claims that Exelon and PSEG made errors in their market power analysis, have proposed a mitigation plan that is flawed or too restrictive relative to eligible purchasers and that the proposed Merger raises other market power, rate and policy issues that were not adequately addressed in the Merger application. Exelon and PSEG are reviewing the protests and, in the near future, expect to file a response to the FERC on select protests submitted by the advocacy groups and other interested parties.

      On March 30, 2005, the Administrative Law Judge (ALJ) in the proceeding before the PAPUC issued a pre-hearing order establishing a timetable for the regulatory approval process in Pennsylvania, which provides for the ALJ to issue an initial decision on November 7, 2005. Thereafter, a decision from the PAPUC can be expected in December 2005 or January 2006.

      On April 5, 2005, the ALJ in the proceeding before the BPU issued a pre-hearing order establishing a timetable for the regulatory approval process in New Jersey. The order provides for the ALJ to issue an initial decision by February 26, 2006. Thereafter, pursuant to the provision of the New Jersey Administrative Procedure Act, a decision from the BPU could reasonably be expected by March 23, 2006.

      The procedural schedules for both the PAPUC and BPU proceedings include opportunities for settlement discussions with the consumer advocacy groups and other interested parties during the course of the proceedings. Exelon and PSEG will endeavor to settle differences of opinion among the administrative litigants during the course of the proceedings if they are able to do so on satisfactory terms. Any such settlements could allow for earlier approval of the proposed Merger.

      The FERC may approve the Merger unconditionally or subject to certain conditions. The FERC's approval process could be completed as early as July 2005, however, if the FERC were to hold hearings with respect to the Merger, the approval process could extend the anticipated closing into mid-2006 or perhaps later.

      If the FERC does not hold hearings on the matter, PSEG and Exelon believe they could still close the transaction within 12 months to 15 months after the announcement of the Merger Agreement on December 20, 2004 if the companies are able to reach settlements with interested parties that are approved by the PAPUC and BPU, or early in the second quarter of 2006 if settlements are not reached.

      While necessary to close the Merger, the filings with the NRC, NJDEP and SEC, under PUHCA, remain pending but are not expected to affect the anticipated closing date of the Merger.

      Although Exelon and PSEG believe that the expectations as to timing for the closing of the Merger described above are reasonable, no assurances can be given as to the timing of the receipt of any required regulatory approvals or that all required approvals will be received.

OVERVIEW

PSEG, PSE&G, Power and Energy Holdings

      Prior to the Merger, PSEG and Exelon, and their respective subsidiaries, will continue to operate as separate entities. The discussion contained in the MD&A that follows relates solely to the current businesses of PSEG, PSE&G, Power and Energy Holdings and their respective expectations for future financial position, results of operations and cash flows, exclusive of any potential impacts from the proposed Merger.

PSEG

      PSEG's business consists of four reportable segments, which are PSE&G, Power and the two direct subsidiaries of Energy Holdings: PSEG Global L.L.C. (Global) and PSEG Resources L.L.C. (Resources). The following is a discussion of the markets in which PSEG and its subsidiaries compete, the corporate strategy for the conduct of PSEG's businesses within these markets, significant events that have occurred during the first quarter of 2005 and expectations for the full year 2005 and beyond.

      For the quarter ended March 31, 2005, PSEG had Net Income of $285 million, or $1.18 diluted per share. PSEG continues to project Income from Continuing Operations for 2005 of $3.15 to $3.35 per share, reflecting improved operations at Power's generating facilities as compared to 2004 and margin improvements through the expiration of existing sales contracts and the realization of current and anticipated higher market prices. These projected improvements are expected to be partially offset by lower income from Power's Nuclear Decommissioning Trust (NDT) Funds as compared to 2004. PSEG also expects Earnings Per Share in 2005 to be reduced by additional shares outstanding primarily due to the impact of the participating equity securities that will convert in November 2005. It is expected that costs associated with the proposed Merger could reduce 2005 results by as much as $0.10 per share, which has not been included in the current guidance.

      On January 18, 2005, PSEG announced an increase in its common stock dividend from $0.55 per share to $0.56 per share for the first quarter of 2005. On April 19, 2005, PSEG's Board of Directors approved a common stock dividend of $0.56 per share for the second quarter of 2005. These quarterly increases reflect an indicated annual dividend rate of $2.24 per share.

PSE&G

      PSE&G operates as an electric and gas public utility in New Jersey under cost-based regulation by the BPU for its distribution operations and by the FERC for its electric transmission and wholesale sales operations. Consequently, the earnings of PSE&G are largely determined by the regulation of its rates by those agencies.

      PSE&G provides two types of basic generation service (BGS) for customers who do not choose a third party to source their electric supply requirements. BGS-Fixed Price (FP) provides supply for smaller commercial and residential customers at seasonally-adjusted fixed prices. PSE&G's total BGS-FP load is approximately 8,600 megawatts (MW). Approximately one-third of this total load is expected to be auctioned off each year for a three-year term. BGS-Commercial and Industrial Energy Price (CIEP) provides supply for larger customers at hourly PJM Interconnection, L.L.C. (PJM) real-time market prices for a term of 12 months. BGS-FP and BGS-CIEP represent approximately 84% and 16%, respectively, of PSE&G's load.

      In February 2005, the BPU approved the results of New Jersey's annual BGS-FP and BGS-CIEP auctions and PSE&G successfully secured contracts to provide the electricity requirements for its customers' needs.

      BGS-FP rates change annually on June 1 and are based on the average BGS price obtained at auction in the current year and two prior years. PSE&G's current pricing is as follows:

	Term Ending
Term	May 2005(a) 12 months	May 2006(b) 34 months	May 2007(a) 36 months	May 2008(c) 36 months
Load (MW)	2,840	2,900	2,840	2,840
$ per Kilowatt-hour (kWh)	$0.05479	$0.05560	$0.05515	$0.06541

(a)	Prices set in the February 2004 BGS auction.

(b)	Prices set in the February 2003 BGS auction.

(c)	Prices set in the February 2005 BGS auction which become effective on June 1, 2005 when the agreements for the 12-month (May 2005) BGS-FP supply agreements expire.

      On October 5, 2004, the BPU approved a 3% increase, effective for one year commencing October 1, 2004, in PSE&G's residential gas commodity charge to cover the higher cost of natural gas. On February 1, 2005, PSE&G activated a 2.5% self-implementing increase effective February 1, 2005. The cost of energy supply, for both gas and electricity, is passed through by PSE&G to its customers.

      On April 24, 2005, PSE&G placed a new third bank of transformers into service at its Branchburg, New Jersey switching station. The new bank joined two existing banks of transformers whose operational limits, or ratings, had been reduced in March 2004 to avoid overheating in the units. Prior to the reduction, the two existing transformer banks had a capacity of approximately 1,600 MW. The additional bank increased the total capacity at Branchburg to 2,150 MW.

      For the quarter ended March 31, 2005, PSE&G had earnings of $118 million. PSE&G expects Income from Continuing Operations to range from $325 million to $345 million for 2005, based on normal weather conditions, expected growth in electricity and natural gas sales and productivity gains, partially offset by cost increases.

Power

      Power is an electric generation and wholesale energy marketing and trading company that focuses on the generation market extending from Maine to the Carolinas and the Atlantic Coast to Indiana (Region). Power's principal operating subsidiaries, PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T) are regulated by the FERC. Through its subsidiaries, Power seeks to balance the output of its generating capacity, fuel requirements and supply obligations through integrated energy marketing and trading, enhance its ability to produce low-cost energy through efficient nuclear operations and pursue modest growth in the Region based on market conditions.

      Power's objective is to enter into load-serving contracts, firm sales and trading positions sufficient to hedge at least 75% of its anticipated output over an 18-month to 24-month horizon. Power has achieved this objective through a combination of contracts related to the BGS auctions, contracts in Pennsylvania and Connecticut and other firm sales and trading positions. As mentioned above, in February 2005, the BPU approved the results of the BGS auction process for New Jersey customers. Power will continue to be a direct supplier of New Jersey EDCs under both the BGS-FP and BGS-CIEP auctions, entering into additional contracts that will begin on June 1, 2005. Power believes that its obligations under these contracts are reasonably balanced by its available supply.

      Based on a FERC order for Reliability Must-Run treatment issued on January 14, 2005, subject to refund and hearing, Power Connecticut began collecting a monthly fixed payment amount of approximately $1.6 million for reliability services provided by the Bridgeport Harbor Station, Unit 2 and approximately $3.9 million for reliability services performed by the New Haven Harbor Station.

      For the quarter ended March 31, 2005, Power had Net Income of $108 million. Power expects Income from Continuing Operations to range from $335 million to $385 million in 2005 reflecting anticipated improvements in Power's nuclear and fossil operations, anticipated higher margins as existing contracts expire, the realization of current and anticipated higher market prices and additional generation going into service. It is expected that these improvements will be partially offset by higher depreciation expense and lower earnings from Power's NDT Funds as compared to 2004.

      A key factor in Power's ability to achieve its objectives is its capability to operate its nuclear and fossil stations at sufficient capacity to avoid the need to purchase higher-priced electricity to satisfy its obligations.

Energy Holdings

      Energy Holdings, through Global, owns and operates electric generation and distribution facilities in international and U.S. markets. The generation plants sell power under long-term agreements, as well as on a merchant basis, while the distribution companies are rate-regulated enterprises. Through Resources, Energy Holdings invests in energy-related financial transactions, including leveraged leases, which are designed to produce predictable earnings and cash flows.

      For the quarter ended March 31, 2005, Energy Holdings had earnings of $79 million. Energy Holdings expects Income from Continuing Operations for 2005 to range from $135 million to $155 million reflecting improved results from Texas Independent Energy, L.P. (TIE), lower financing costs and the absence of foreign currency losses at Elektrocieplownia Chorzow Sp. z o.o. (ELCHO) which are expected to more than offset the loss of earnings due to the sale of Meiya Power Company Limited (MPC) and the partial sale of Luz del Sur S.A.A. (LDS) in 2004.

      During 2005, Energy Holdings made cash distributions to PSEG totaling $286 million, including a $100 million return of capital contributed in February 2005, a $184 million preference unit redemption in May 2005 and $2 million of preference unit distributions.

      Global

      Global continues to limit its capital spending, while focusing on operations and improved performance of existing businesses and is seeking to opportunistically monetize investments that may no longer have a strategic fit. In 2005, the capital requirements of Global's consolidated subsidiaries are expected to be primarily financed from internally generated cash flow within the projects and from local sources on a non-recourse basis or limited discretionary investments by Energy Holdings.

      Resources

      Resources is focused on maintaining its current investment portfolio and does not expect to make any new investments. Resources' objective is to produce predictable cash flows, earnings and related tax benefits. Resources' ability to realize tax benefits associated with its leveraged lease investments is dependent upon operating gains generated by its affiliates.

      Resources' earnings and cash flows are expected to decrease in the future as the investment portfolio matures or is sold. In January 2005, Resources sold its minority limited partner interests in three Solar Electric Generating Systems (SEGS) projects for proceeds of approximately $6 million, resulting in an after-tax gain of approximately $4 million. Also in January 2005, the KKR Fund sold its investment in KinderCare Learning Centers, Inc. and Resources received proceeds of approximately $17 million, resulting in an after-tax gain of approximately $1 million.

      Resources continues to monitor credit concerns with respect to certain lessees in its portfolio. In addition, Resources is monitoring issues regarding the accounting and tax treatment of certain leases in its portfolio. For additional information, see Note 5. Commitments and Contingent Liabilities of the Notes.

RESULTS OF OPERATIONS

      The results for PSEG, PSE&G, Power and Energy Holdings for the quarters ended March 31, 2005 and 2004 are presented below:

	Earnings (Losses) Quarters Ended March 31,		Contribution to Earnings Per Share (Diluted) Quarters Ended March 31,
	2005	2004	2005	2004
	(Millions)
PSE&G	$118	$125	$0.49	$0.52
Power	108	109	0.45	0.46
Energy Holdings:
Global	57	49	0.24	0.21
Resources	23	1	0.09	—
Other (A)	(1)	(2)	—	—

Total Energy Holdings	79	48	0.33	0.21
Other (B)	(20)	(11)	(0.09)	(0.05)

PSEG Net Income	$285	$271	$1.18	$1.14

(A)	Other activities include non-segment amounts of Energy Holdings and its subsidiaries and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.

(B)	Other activities include non-segment amounts of PSEG (as parent company) and intercompany eliminations. Specific amounts include preferred securities dividends/preference unit distributions for PSE&G and Energy Holdings, interest on certain financing transactions and Merger expenses and certain other administrative and general expenses at PSEG (as parent company).

      The $14 million or $0.04 per share increase in Net Income was primarily due to improved earnings from Energy Holdings, largely attributable to the absence of a $17 million pre-tax charge that was recorded at Resources in 2004 to reduce the carrying value of its leveraged lease investment in the Collins generation facility and improved earnings from Global's South American distribution investments, reflecting positive rate case outcomes, and stronger foreign currency exchange rates. Power's earnings remained relatively flat, as higher-priced gas supply revenues were offset by higher purchased power and fuel costs. Offsetting the increase at Energy Holdings were higher operation and maintenance costs at PSE&G combined with increased costs at PSEG parent company, including approximately $4 million of Merger-related costs and $4 million in interest expense attributable to higher short-term borrowings and the issuance in September 2004 of $200 million of Senior Notes.

PSEG

	For the Quarters Ended March 31,
	2005	2004	Increase (Decrease)%
	(Millions)
Operating Revenues	$3,310	$3,225	$85	3
Energy Costs	$1,874	$1,827	$47	3
Operation and Maintenance	$598	$545	$53	10
Depreciation and Amortization	$190	$172	$18	10
Income from Equity Method Investments	$37	$28	$9	32
Other Income	$39	$30	$9	30
Other Deductions	$(12)	$(19)	$(7)	(37)
Interest Expense	$(215)	$(223)	$(8)	(4)
Income Tax Expense	$(168)	$(180)	$(12)	(7)

      PSEG's results of operations are primarily comprised of the results of operations of its operating subsidiaries, PSE&G, Power and Energy Holdings, excluding changes related to intercompany transactions, which are eliminated in consolidation and certain financing costs at the parent company. For additional information on intercompany transactions, see Note 11. Related-Party Transactions of the Notes. For a discussion of the causes for the variances at PSEG in the table above, see the discussions for PSE&G, Power and Energy Holdings that follow.

PSE&G

	For the Quarters Ended March 31,
	2005	2004	Increase (Decrease)%
	(Millions)
Operating Revenues	$2,184	$2,182	$2	—
Energy Costs	$1,424	$1,419	$5	—
Operation and Maintenance	$295	$278	$17	6
Depreciation and Amortization	$135	$127	$8	6
Other Income	$2	$3	$(1)	(33)
Other Deductions	$(1)	$(1)	$—	—
Interest Expense	$(84)	$(96)	$(12)	(13)
Income Tax Expense	$(86)	$(94)	$(8)	(9)

      Operating Revenues

      PSE&G has three sources of revenue: commodity revenues from the sales of energy to customers and in the PJM spot market; delivery revenues from the transmission and distribution of energy through its system; and other operating revenues from the provision of various services. The $2 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004 was due to increases of $12 million increase in commodity revenues, described below, and $3 million in other operating revenues, primarily related to appliance service contracts, partially offset by a $13 million decrease in delivery revenues.

      Commodity

      PSE&G makes no margin on commodity sales as the costs are passed through to customers. The difference between costs and the amount provided by customers in revenues is deferred and collected from or returned to customers in future periods. Total commodity volumes and revenues are subject to market forces. Gas commodity prices fluctuate monthly for commercial and industrial customers and annually through the Basic Gas Supply Service (BGSS) tariff for residential customers. In addition, for residential gas customers, PSE&G has the ability to adjust rates upward two additional times and downward at any time, if warranted, between annual BGSS proceedings. Electric commodity prices are set at the annual BGS auctions.

      The $12 million increase in commodity revenues for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to a $30 million increase in gas commodity revenues, due primarily to higher BGSS prices, partially offset by an $18 million decrease in electric commodity revenues, primarily due to decreased prices.

      Delivery

      The $13 million decrease in delivery revenues for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to a $19 million decrease in gas delivery revenues, partially offset by a $6 million increase in electric delivery revenues.

      The $19 million decrease in gas delivery revenues was primarily due to $13 million in lower rates due to the expiration of the Gas Cost Underrecovery Adjustment (GCUA) clause in January 2005 and lower volume and demand revenues of $13 million. The GCUA rates are recorded with a corresponding offset in Energy Costs, described below. These decreases were offset by increased Societal Benefits

Clause (SBC) revenues of $8 million, primarily due to the Universal Service Fund (USF) component. SBC rates are recorded with a corresponding offset in Operating Expenses, described below, resulting in no impact to Net Income.

      The $6 million increase in electric delivery revenues was due primarily to increased prices of $6 million due to increased SBC rates, primarily due to the USF component.

      Operating Expenses

      Energy Costs

      The $5 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was comprised of increases of $21 million in gas costs offset by a $16 million decrease in electric costs. The increase in gas costs was caused by a $42 million or 5% increase in gas prices offset by a $13 million decrease due to the expiration of the GCUA clause in January 2005, described above, and an $8 million decrease in sales volumes due primarily to lower sales to cogenerators. The electric decrease is due to $8 million in lower prices for BGS and Non-Utility Generation (NUG) purchases and $8 million in lower NUG volumes.

      Operation and Maintenance

      The $17 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due primarily to increased SBC expenses of $14 million and $6 million in labor and fringe benefits due to increased wages and staffing.

      Depreciation and Amortization

      The $8 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due primarily to a $3 million increase due to additional plant in service, a $2 million increase in the amortization of the Remediation Adjustment Clause (RAC) and a $4 million increase in the amortization of the Securitization regulatory asset. The RAC and Securitization amortizations are offset in distribution revenues.

      Interest Expense

      The $12 million decrease for the quarter ended March 31, 2005, as compared to the same period in 2004, was due primarily to lower average interest rates and lower amounts of long-term debt outstanding.

      Income Taxes

      The $8 million decrease for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to lower pre-tax income.

Power

	For the Quarters Ended March 31,
	2005	2004	Increase (Decrease)%
	(Millions)
Operating Revenues	$1,731	$1,695	$36	2
Energy Costs	$1,270	$1,227	$43	4
Operation and Maintenance	$229	$230	$(1)	—
Depreciation and Amortization	$34	$27	$7	26
Other Income	$31	$31	$—	—
Other Deductions	$(8)	$(16)	$(8)	(50)
Interest Expense	$(34)	$(41)	$(7)	(17)
Income Tax Expense	$(79)	$(76)	$3	4

      Operating Revenues

      The $36 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to increases of $46 million in gas supply revenues and $7 million in trading revenues offset by a decrease of $17 million in generation revenues.

      Gas Supply

      The $46 million increase in gas supply revenues for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to higher gas prices under the BGSS contract partially offset by decreased sales volumes mainly due to lower demand by PSE&G.

      Generation

      The decrease of $17 million in generation revenues for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to $164 million in lower revenues due to decreased load being served under the fixed-priced BGS contracts, which was partially offset by $140 million of higher revenues from new contracts and higher sales into the various power pools and an increase of approximately $7 million related to Reliability Must-Run revenues which commenced in 2005 for Power's generating facilities in Connecticut.

      Operating Expenses

      Energy Costs

      Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power's obligation under its BGSS contract with PSE&G. The $43 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to higher prices for gas used to satisfy Power's BGSS obligations.

      Operation and Maintenance

      The $1 million decrease for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to decreased co-owner billings of $8 million related to Power's jointly-owned facilities partially offset by $6 million of higher costs related to the Hope Creek's outage to complete Phase I of its turbine replacement in January 2005.

      Depreciation and Amortization

      The $7 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to the Lawrenceburg facility being placed into service in June 2004.

      Other Deductions

      The $8 million decrease for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to a write-off of $7 million of unamortized issuance costs related to the extinguishment of non-recourse project financing related to the Waterford and Lawrenceburg facilities in the first quarter of 2004.

      Interest Expense

      The $7 million decrease for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to a $3 million decrease related to lower interest rates on new long-term debt financing that replaced non-recourse project level financing related to the Waterford and Lawrenceburg facilities and lower interest of $4 million related to an affiliate loan.

      Income Taxes

      The $3 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due primarily to taxes related to the NDT Funds and higher pre-tax income.

Energy Holdings

	For the Quarters Ended March 31,
	2005	2004	Increase (Decrease)%
	(Millions)
Operating Revenues	$379	$213	$166	78
Energy Costs	$164	$46	$118	257
Operation and Maintenance	$77	$49	$28	57
Depreciation and Amortization	$17	$13	$4	31
Income from Equity Method Investments	$37	$28	$9	32
Other Income	$6	$1	$5	500
Interest Expense	$(66)	$(63)	$3	5
Income Tax Expense	$(16)	$(21)	$(5)	(24)

      The variances in Operating Revenues, Energy Costs, Operation and Maintenance expense, Depreciation and Amortization expense and Income from Equity Method Investments were primarily attributed to Global's acquisition of the remaining interests in TIE, thus consolidating the entity effective July 1, 2004. For additional information, see Note 3. Discontinued Operations, Dispositions and Acquisitions of the Notes.

      Operating Revenues

      The $166 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to higher revenues at Global of $142 million, including a $126 million increase related to the consolidation of TIE commencing July 1, 2004, a $10 million increase related to Sociedad Austral de Electricidad S.A. (SAESA) in Chile due to higher energy sales volumes and a $9 million increase related to Electrownia Skawina S.A. (Skawina) in Poland due to higher energy sales in the spot market and higher zloty foreign exchange rates. In addition there were higher revenues at Resources of $23 million primarily due to a $17 million pre-tax charge recorded in 2004 to reduce the carrying value of the Collins lease and a $6 million pre-tax gain on the sale of Resources' limited partner interest in three SEGS projects recognized in 2005.

      Operating Expenses

      Energy Costs

      The $118 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to a $99 million increase related to the consolidation of TIE commencing July 1, 2004, a $10 million increase related to SAESA due to significant increases in energy costs and an $8 million increase related to Skawina.

      Operation and Maintenance

      The $28 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to a $25 million increase related to the consolidation of TIE commencing July 1, 2004.

      Depreciation and Amortization

      The $4 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to the consolidation of TIE commencing July 1, 2004.

      Income from Equity Method Investments

      The $9 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to a $5 million loss recognized in the first quarter of 2004 from TIE, which was accounted for under the equity method of accounting until June 30, 2004, and stronger results from Chilquinta Energia S.A. and Rio Grande Energia S.A. in the first quarter of 2005, largely due to rate case outcomes and stronger foreign exchange rates.

      Other Income

      The $5 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to foreign currency transaction gains of $3 million primarily related to ELCHO.

      Interest Expense

      The $3 million increase for the quarter ended March 31, 2005, as compared to the same period in 2004, was due to the consolidation of TIE commencing July 1, 2004.

      Income Taxes

      The $5 million decrease for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily due to a lower effective rate for Global due to a change in mix of domestic and international earnings.

Other

      To supplement the Condensed Consolidated Financial Statements presented in accordance with accounting principles generally accepted in the U.S. (GAAP), PSEG and Energy Holdings use the non-GAAP measure of Earnings Before Interest and Taxes (EBIT).

      PSEG's and Energy Holdings' Management each reviews EBIT internally to evaluate performance and manage operations and believes that the inclusion of this non-GAAP financial measure provides consistent and comparable measures to help shareholders understand current and future operating results. PSEG and Energy Holdings urge shareholders to carefully review the GAAP financial information included as part of this Quarterly Report.

      Global

      The following table summarizes Global's capital at risk, net contributions to EBIT and non-recourse interest in the following regions as of March 31, 2005 and December 31, 2004 and for the quarters ended March 31, 2005 and 2004.

			For the Quarters Ended March 31,
	Total Capital at Risk (A) As of		EBIT (B)		Non- Recourse Interest (C)
	March 31, 2005	December 31, 2004	2005	2004	2005	2004
	(Millions)

Region:
North America	$422	$427	$47	$55	$5	$—
South America	1,610	1,581	38	35	10	8
Asia Pacific	6	6	4	4	—	—
Europe	212	209	22	13	9	8
India and Oman	92	94	5	7	3	4
Global G&A—Unallocated	—	—	(6)	(7)	—	—

Total	$2,342	$2,317	$110	$107	$27	$20

Total Global EBIT			$110	$107
Interest Expense			(45)	(38)
Income Taxes			(5)	(18)
Minority Interests			(3)	(2)

Income from Continuing Operations			$57	$49

(A)	Total Capital at Risk includes Global's gross investments and equity commitment guarantees less non-recourse debt at the project level.
(B)	For investments accounted for under the equity method of accounting, includes Global's share of net earnings, including Interest Expense and Income Tax Expense.
(C)	Non-recourse interest is Interest Expense on debt that is non-recourse to Global.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG's three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Operating Cash Flows

      PSEG

      For the quarter ended March 31, 2005, PSEG's operating cash flow decreased by approximately $292 million from $953 million to $661 million, as compared to the same period in 2004, due to net decreases from its subsidiaries as discussed below.

      PSE&G

      PSE&G's operating cash flow decreased approximately $60 million from $288 million to $228 million for the quarter ended March 31, 2005, as compared to the same period in 2004, primarily due to higher funding for employee benefit plans.

      Power

      Power's operating cash flow decreased approximately $194 million from $570 million to $376 million for the quarter ended March 31, 2005, as compared to the same period in 2004, due to increased working capital needs and higher funding for employee benefit plans.

      Energy Holdings

      Energy Holdings' operating cash flow decreased approximately $37 million from $119 million to $82 million for the quarter ended March 31, 2005, as compared to the same period in 2004, due primarily to increased working capital needs.

Common Stock Dividends

      Dividend payments on common stock for the quarters ended March 31, 2005 and 2004 were $0.56 and $0.55 per share, respectively, and totaled approximately $134 million and $130 million, respectively. Future dividends declared will be dependent upon PSEG's future earnings, cash flows, financial requirements, alternative investment opportunities and other factors.

Short-Term Liquidity

      PSEG, PSE&G, Power and Energy Holdings

      As of March 31, 2005, PSEG and its subsidiaries had a total of approximately $2.4 billion of committed credit facilities with approximately $1.9 billion of available liquidity under these facilities. In addition, PSEG and PSE&G have access to certain uncommitted credit facilities. PSEG had no loans outstanding and PSE&G had $23 million outstanding under these uncommitted facilities as of March 31, 2005. Each of the facilities is restricted to availability and use to the specific companies as listed below.

Company	Expiration Date	Total Facility	Primary Purpose	Usage as of 3/31/2005		Available Liquidity as of 3/31/2005
	(Millions)
PSEG:
4-year Credit Facility	April 2008	$450	CP Support/ Funding/Letters of Credit	$197		$253
3-year Credit Facility	December 2005	$350	CP Support/ Funding/Letters of Credit	$—		$350
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—		N/A
Bilateral Term Loan	April 2005	$75	Funding	$75		$—
Bilateral Revolver	April 2005	$25	Funding	$25		$—
PSE&G:
5-year Credit Facility	June 2009	$600	CP Support/ Funding/Letters of Credit	$50		$550
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$23		N/A
PSEG and Power:
3-year Credit Facility(A)	April 2007	$600	CP Support/ Funding/Letters of Credit	$18	(B)	$582
Power:
3-year Credit Facility	August 2005	$25	Funding/Letters of Credit	$—		$25
Bilateral Credit Facility	March 2010	$100	Funding/Letters of Credit	$90	(B)	$10
Energy Holdings:
3-year Credit Facility(C)	October 2006	$200	Funding/Letters of Credit	$61	(B)	$139

(A) PSEG/Power co-borrower facility.

(B) These amounts relate to letters of credit outstanding.

(C) Energy Holdings/Global/Resources joint and several co-borrowed facility.

      PSEG

      PSEG believes it has sufficient liquidity to fund its short-term cash needs. On March 22, 2005, PSEG's $280 million credit facility expired. PSEG plans to replace this facility and its current $350 million facility with a new $650 million revolving credit facility. This new facility is expected to close during the second quarter of 2005.

      On April 29, 2005, PSEG's $75 million bi-lateral term loan facility and $25 million bi-lateral revolver facility expired. PSEG does not plan to replace these facilities.

      PSE&G

      PSE&G believes it has sufficient liquidity to fund its short-term cash needs.

      Power

      In October 2004, Power entered into a $100 million bilateral credit facility that expires in March 2010. This facility is available to Power for both letters of credit and funding.

      As of March 31, 2005, Power had loaned $185 million of excess cash to PSEG.

      In addition, ER&T maintains agreements that require Power, as its guarantor under performance guarantees, to satisfy certain creditworthiness standards. In the event of a deterioration of Power's credit rating to below investment grade, many of these agreements allow the counterparty to demand that ER&T provide performance assurance, generally in the form of a letter of credit or cash. Providing this support would increase Power's costs of doing business and could restrict the ability of ER&T to manage and optimize Power's asset portfolio. Power believes it has sufficient liquidity to meet any required posting of collateral resulting from a credit rating downgrade. See Note 5. Commitments and Contingent Liabilities of the Notes for further information.

      Energy Holdings

      As of March 31, 2005, Energy Holdings had loaned $102 million of excess cash to PSEG. In addition, Energy Holdings and its subsidiaries had $212 million in cash, including $144 million invested offshore as of March 31, 2005.

External Financings

      PSEG

      In 2002, PSEG began issuing shares of its common stock under its Dividend Reinvestment Program and Employee Stock Purchase Plan, rather than purchasing shares on the open market. For the quarter ended March 31, 2005, PSEG issued approximately 343,000 shares for approximately $18 million pursuant to these plans.

      PSE&G

      In March 2005, PSE&G Transition Funding LLC (Transition Funding) repaid approximately $34 million of its transition bonds.

      Energy Holdings

      During 2005, Energy Holdings made cash distributions to PSEG totaling $286 million, including a $100 million return of capital contributed in February 2005, a $184 million preference unit redemption in May 2005 and $2 million of preference unit distributions.

Debt Covenants

      PSEG, PSE&G, Power and Energy Holdings

      PSEG's, PSE&G's, Power's and Energy Holdings' respective credit agreements generally contain customary provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition.

      As explained in detail below, some of these credit agreements also contain maximum debt-to-equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the respective future financial position, level of earnings and cash flows of PSEG, PSE&G, Power and Energy Holdings, as to which no assurances can be given. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as a financial performance or liquidity measure. The debt underlying the preferred securities of PSEG, which is presented in Long-Term Debt in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE)” (FIN 46), is not included as debt when calculating these ratios, as provided for in the various credit agreements.

      PSEG

      Financial covenants contained in PSEG's credit facilities include a ratio of debt (excluding non-recourse project financings, securitization debt and debt underlying preferred securities and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization (including preferred securities outstanding) covenant. This covenant requires that at the end of any quarterly financial period, such ratio not be more than 70.0%. As of March 31, 2005, PSEG's ratio of debt to capitalization (as defined above) was 56.9%. PSEG expects to continue to meet the financial covenants.

      PSE&G

      Financial covenants contained in PSE&G's credit facilities include a ratio of long-term debt (excluding securitization debt and long-term debt maturing within one year) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 65.0%. As of March 31, 2005, PSE&G's ratio of long-term debt to total capitalization (as defined above) was 49.1%.

      In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of March 31, 2005, PSE&G's Mortgage coverage ratio was 5.26 to 1 and the Mortgage would permit up to approximately $1.6 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements.

      PSEG and Power

      Financial covenants contained in the PSEG/Power joint and several credit facility include a ratio of debt to total capitalization for each specific borrower. Where PSEG is the borrower, the covenant described above in PSEG is applicable. Where Power is the borrower, a debt (including loans, certain letters of credit and similar instruments) to total capitalization, adjusted for the $986 million Basis Adjustment (see Condensed Consolidated Balance Sheets), covenant applies. This covenant requires that at the end of any quarterly financial period, such ratio will not exceed 65.0%. As of March 31, 2005, Power's ratio of debt to capitalization (as defined above) was 46.1%.

      Energy Holdings

      In April 2003, Energy Holdings issued $350 million of Senior Notes which contain financial covenants that include debt incurrence tests consisting of a debt service coverage test and a ratio of consolidated recourse indebtedness to recourse capitalization test, which covenants require that Energy Holdings will not incur additional consolidated recourse indebtedness, other than certain permitted indebtedness, unless, on a pro forma basis, giving effect to the incurrence of the additional consolidated recourse indebtedness: (i) the debt service coverage ratio would be at least 2 to 1 and (ii) the ratio of consolidated recourse indebtedness to recourse capitalization would not exceed 0.60 to 1. Certain permitted indebtedness, such as permitted refinancings and borrowings, are excluded from the requirements under this test. The provisions of the Senior Notes also restrict Energy Holdings from selling assets with a net book value greater than 10% of its assets in any four consecutive quarters, unless the proceeds are used to reduce debt of Energy Holdings or its subsidiaries or are retained by Energy Holdings.

      Energy Holdings entered into a $200 million three-year bank revolving credit agreement in October 2003 with a covenant requiring the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to fixed charges to be greater than 1.75. As of March 31, 2005, Energy Holdings' coverage of this covenant was 2.71. Additionally, Energy Holdings must maintain a ratio of net debt to EBITDA of less than 5.25. As of March 31, 2005, Energy Holdings' ratio under this covenant was 4.13. Energy Holdings is a co-borrower under this facility with Global and Resources, which are joint and several obligors. The terms of the agreement include a pledge of Energy Holdings' membership interest in Global, restrictions on the use of proceeds related to material sales of assets and the satisfaction of certain financial covenants. Cash proceeds from asset sales in excess of 5% of total assets of Energy Holdings during any 12-month period must be used to repay any outstanding amounts under the credit agreement. Cash proceeds during any 12-month period in excess of 10% of total assets must be retained by Energy Holdings or used to repay the debt of Energy Holdings, Global or Resources.

Credit Ratings

      PSEG, PSE&G, Power and Energy Holdings

      The current ratings of securities of PSEG and its subsidiaries are shown below and reflect the respective views of the rating agencies. Any downward revision or withdrawal may adversely affect the market price of PSEG's, PSE&G's, Power's and Energy Holdings' securities and serve to increase those companies' cost of capital and limit their access to capital. All ratings have a stable outlook unless otherwise noted. (N) denotes a negative outlook, (P) denotes a positive outlook and (WD) denotes a credit watch developing indicating that ratings could be raised or lowered. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant. Each rating given by an agency should be evaluated independently of the other agencies' ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody's (A)	S&P (B)	Fitch (C)

PSEG:
Preferred Securities	Baa3	BB+(WD)	BBB–(P)
Commercial Paper	P2	A3(WD)	F2
PSE&G:
Mortgage Bonds	A3	A–(WD)	A
Cumulative Preferred Stock without Mandatory Redemption	Baa3	BB+(WD)	BBB+
Commercial Paper	P2	A3(WD)	F2
Power:
Senior Notes	Baa1	BBB(WD)	BBB(P)
Energy Holdings:
Senior Notes	Ba3(N)	BB–(N)	BB(N)

(A)	Moody's ratings range from Aaa (highest) to C (lowest) for long-term securities and P-1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A-1 (highest) to D (lowest) for short-term securities.
(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F-1 (highest) to D (lowest) for short-term securities.

      On December 20, 2004, in conjunction with the announcement of the Merger Agreement between PSEG and Exelon, all of the rating agencies reviewed their ratings and took the following actions:

•	Moody's affirmed the ratings for PSEG, Power and Energy Holdings. Moody's revised its outlook to stable from negative for PSEG and Power. The outlook for PSE&G remained stable and the outlook for Energy Holdings remained negative.

•	S&P placed its BBB Corporate Credit Rating for PSEG, Power and PSE&G on Credit Watch with developing implications. S&P indicated that, if not for the Merger, the corporate credit ratings assigned to PSEG and its subsidiaries, other than Energy Holdings, would have been lowered to BBB–with a negative outlook. S&P lowered its outlook for Energy Holdings to negative.

•	Fitch affirmed its ratings for PSEG, Power, PSE&G and Energy Holdings. Fitch revised the outlook for PSEG and Power to positive from stable. The outlook for PSE&G remained stable and Energy Holdings remained negative.

Other Comprehensive Loss

      PSEG, Power and Energy Holdings

      For the quarter ended March 31, 2005, PSEG, Power and Energy Holdings had an Other Comprehensive Loss of $158 million, $110 million and $51 million, respectively, due primarily to net unrealized losses on derivatives accounted for as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), and unrealized gains and losses in the NDT Funds at Power and foreign currency translation adjustments at Energy Holdings.

CAPITAL REQUIREMENTS

      PSEG, PSE&G, Power and Energy Holdings

      It is expected that the majority of funding for capital requirements of PSE&G, Power and Energy Holdings will come from their respective internally generated funds. The balance will be provided by the issuance of debt at the respective subsidiary or project level and, for PSE&G and Power, equity contributions from PSEG. PSEG does not expect to contribute any additional equity to Energy Holdings. Projected construction and investment expenditures for PSEG, PSE&G, Power and Energy Holdings are consistent with amounts disclosed in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2004.

      PSE&G

      During the quarter ended March 31, 2005, PSE&G made approximately $95 million of capital expenditures, primarily for reliability of transmission and distribution systems. The $95 million excludes approximately $7 million spent on cost of removal.

      Power

      During the quarter ended March 31, 2005, Power made approximately $87 million of capital expenditures (excluding $2 million for nuclear fuel), primarily related to the Bethlehem, New York (Albany) site, the Linden station in New Jersey and various other projects at Nuclear and Fossil.

      Energy Holdings

      During the quarter ended March 31, 2005, Energy Holdings incurred approximately $13 million of capital expenditures, primarily related to capital projects at SAESA, Dhofar Power Company S.A.O.C. and Skawina.

ACCOUNTING MATTERS

      PSEG, PSE&G, Power and Energy Holdings

      For information related to recent accounting matters, see Note 2. Recent Accounting Standards of the Notes.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

PSEG, PSE&G, Power and Energy Holdings

      The market risk inherent in PSEG's, PSE&G's, Power's and Energy Holdings' market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in the Notes to Condensed Consolidated Financial Statements (Notes). It is the policy of each entity to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings have a Risk Management Committee (RMC) comprised of executive officers who utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

      Additionally, PSEG, PSE&G, Power and Energy Holdings are exposed to counterparty credit losses in the event of non-performance or non-payment. PSEG has a credit management process, which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG and its subsidiaries' financial condition, results of operations or net cash flows.

      Except as discussed below, there were no material changes from the disclosures in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2004.

Commodity Contracts

      PSEG and Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market rules and other events. To reduce price risk caused by market fluctuations, Power enters into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated supply and demand differential. These contracts, in conjunction with demand obligations help optimize the value of owned electric generation capacity.

      Normal Operations and Hedging Activities

      Power enters into physical contracts, as well as financial contracts, including forwards, futures, swaps and options designed to reduce risk associated with volatile commodity prices. Commodity price risk is associated with market price movements resulting from market generation demand, changes in fuel costs and various other factors.

      Power's derivative contracts are accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), its amendments and related guidance. Changes in the fair value of qualifying cash flow hedge transactions are recorded in Accumulated Other Comprehensive Income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings currently. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

      Many non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and/or SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) for contracts entered into or modified and hedging relationships designated after June 30, 2003.

      Trading

      Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. In addition, Power has non-asset based trading activities. These contracts also involve financial transactions including swaps, options and futures. These activities are marked to market in accordance with SFAS 133, its amendments and related guidance, with gains and losses recognized in earnings.

Value-at-Risk (VaR) Models

      Power

      Power uses VaR models to assess the market risk of its commodity businesses. The portfolio VaR model for Power includes its owned generation and physical contracts, as well as fixed price sales requirements, load requirements and financial derivative instruments. VaR represents the potential gains or losses, under normal market conditions, for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Power estimates VaR across its commodity businesses.

      Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), fuel supply contracts and energy derivatives designed to manage the risk around the differential between generation and load. While Power manages its risk at the portfolio level, it also monitors separately the risk of its trading activities and its hedges. Non-trading MTM VaR consists of mark-to-market derivatives that are economic hedges, some of which qualify for hedge accounting. The mark-to-market derivatives that are not hedges are included in the Trading VaR.

      The VaR models used by Power are variance/covariance models adjusted for the delta of positions with a 95% one-tailed confidence level and a one-day holding period for the mark-to-market trading and non-trading activities and a 95% one-tailed confidence level with a one-week holding period for the portfolio VaR. The models assume no new positions throughout the holding periods, whereas Power actively manages its portfolio.

      As of March 31, 2005 and December 31, 2004, trading VaR was approximately $3 million and $2 million, respectively.

	Trading VaR	Non-Trading MTM VaR
	(Millions)
For the Quarter Ended March 31, 2005
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$3	$14
Average for the Period	$2	$15
High	$4	$22
Low	$1	$9
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$5	$23
Average for the Period	$3	$23
High	$6	$35
Low	$1	$14

Other Supplemental Information Regarding Market Risk

      Power

      The following presentation of the activities of Power is included to address the recommended disclosures by the energy industry's Committee of Chief Risk Officers. For additional information, see Note 6. Risk Management of the Notes.

      The following table describes the drivers of Power's energy trading and marketing activities and Operating Revenues included in its Condensed Consolidated Statement of Operations for the quarter ended March 31, 2005. Normal operations and hedging activities represent the marketing of electricity available from Power's owned or contracted generation sold into the wholesale market. As the information in this table highlights, mark-to-market activities represent a small portion of the total Operating Revenues for Power. Activities accounted for under the accrual method, including normal purchases and sales, account for the majority of the revenue. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices.

Operating Revenues
For the Quarter Ended March 31, 2005

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)

Mark-to-Market Activities:
Unrealized Mark-to-Market Gains
Changes in Fair Value of Open Positions	$30	$12	$42
Origination Unrealized Gain at Inception	—	—	—
Changes in Valuation Techniques and Assumptions	—	—	—
Realization at Settlement of Contracts	(3)	(26)	(29)

Total Change in Unrealized Fair Value	27	(14)	13
Realized Net Settlement of Transactions Subject to Mark-to-Market	3	26	29
Broker Fees and Other Related Expenses	—	(2)	(2)

Net Mark-to-Market Gains	30	10	40
Accrual Activities
Accrual Activities—Revenue, Including Hedge Reclassifications	1,691	—	1,691

Total Operating Revenues	$1,721	$10	$1,731

(A)	Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset backed transactions and hedging activities, but excludes owned and contracted generation assets.

      The following table indicates Power's energy trading assets and liabilities, as well as Power's hedging activity related to asset backed transactions and derivative instruments that qualify for hedge accounting under SFAS 133, its amendments and related guidance. This table presents amounts segregated by portfolio which are then netted for those counterparties with whom Power has the right to set off and therefore, are not necessarily indicative of amounts presented on the Condensed Consolidated Balance Sheets since balances with many counterparties are subject to offset and are shown net on the Condensed Consolidated Balance Sheets regardless of the portfolio in which they are included.

Energy Contract Net Assets/Liabilities
As of March 31, 2005

	Normal Operations and Hedging	Trading	Total
	(Millions)
Mark-to-Market Energy Assets
Current Assets	$186	$130	$316
Noncurrent Assets	23	26	49

Total Mark-to-Market Energy Assets	$209	$156	$365

Mark-to-Market Energy Liabilities
Current Liabilities	$(256)	$(140)	$(396)
Noncurrent Liabilities	(215)	(28)	(243)

Total Mark-to-Market Current Liabilities	$(471)	$(168)	$(639)

Total Mark-to-Market Energy Contract Net Liabilities	$(262)	$(12)	$(274)

      The following table presents the maturity of net fair value of mark-to-market energy trading contracts.

Maturity of Net Fair Value of Mark-to-Market Energy Trading Contracts
As of March 31, 2005

	Maturities within
	2005	2006	2007	2008-2009	Total
	(Millions)
Trading	$(10)	$—	$(4)	$2	$(12)
Normal Operations and Hedging	(49)	(95)	(66)	(52)	(262)

Total Net Unrealized Losses on Mark-to-Market Contracts	$(59)	$(95)	$(70)	$(50)	$(274)

      Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power's financial results.

      PSEG, Power and Energy Holdings

      The following table identifies losses on cash flow hedges that are currently in Accumulated Other Comprehensive Loss, a separate component of equity. Power uses forward sale and purchase contracts, swaps and firm transmission rights (FTRs) contracts to hedge forecasted energy sales from its generation stations and its contracted supply obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives. The table also provides an estimate of the losses that are expected to be reclassified out of Accumulated Other Comprehensive Loss and into earnings over the next twelve months.

Cash Flow Hedges Included in OCI
As of March 31, 2005

	Accumulated Other Comprehensive Loss	Portion Expected to be Reclassified in next 12 months
	(Millions)
Cash Flow Hedges Included in OCI
Commodities	$(241)	$(126)
Interest Rates	(80)	(28)
Foreign Currency	—	—

Net Cash Flow Hedge Loss Included in OCI	$(321)	$(154)

      Power

      Credit Risk

      The following table provides information on Power's credit exposure, net of collateral, as of March 31, 2005. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value on open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company's credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of March 31, 2005

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
		(Millions)			(Millions)

Investment Grade—External Rating	$506	$60	$498	1	$270
Non-Investment Grade—External Rating	53	3	50	—	—
Investment Grade—No External Rating	5	2	5	—	—
Non-Investment Grade—No External Rating	55	—	55	—	—

Total	$619	$65	$608	1	$270

      The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more collateral than the outstanding exposure, in which case there would not be exposure.

ITEM 4. CONTROLS AND PROCEDURES

PSEG, PSE&G, Power and Energy Holdings

      Disclosure Controls and Procedures

      PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that material information relating to each company, including their respective consolidated subsidiaries, is accumulated and communicated to the respective company's management, including the Chief Executive Officer and Chief Financial Officer of each company by others within those entities to allow timely decisions regarding required disclosure. PSEG, PSE&G, Power and Energy Holdings have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer of each respective company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2005 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in these quarterly reports.

      Internal Controls

      During the first quarter of 2005, PSEG, PSE&G, Power and Energy Holdings each made enhancements to internal controls. These enhancements, which will improve the design and operational effectiveness of control processes for financial reporting, included significant changes to internal controls including enhanced policies and procedures and additional accounting resources in the wholesale energy trading processes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Certain information reported under Item 3 of Part I of the 2004 Annual Report on Form 10-K is updated below.

PSE&G

2004 10-K, Page 38. On November 15, 2001, Consolidated Edison Company of New York, Inc. (Con Edison) filed a complaint against PSE&G with the FERC asserting that PSE&G had breached agreements covering 1,000 MW of transmission. PSE&G denied the allegations set forth in the complaint. An Initial Decision issued by an ALJ in April 2002 upheld PSE&G's claim in part but also accepted Con Edison's contentions in part. On December 9, 2002, the FERC issued an order modifying the Initial Decision and remanding a number of issues to the ALJ for additional hearings, including issues related to the development of protocols to implement the findings of the December 9, 2002 order and regarding Phase II of the complaint. The ALJ issued an Initial Decision on the Phase II issues on June 11, 2003 and on August 2, 2004, the FERC issued its decision on Phase II issues. Those decisions were largely favorable to PSE&G; however, PSE&G did seek rehearing as to certain issues, as did Con Edison. Those rehearing applications are currently pending. The August 2, 2004 order required that PJM, NYISO, Con Edison and PSE&G meet for the purpose of developing operational protocols to implement the FERC's directives. On February 18, 2005, NYISO, PJM and PSE&G submitted a joint compliance filing pursuant to the FERC's August 2, 2004 decision. While Con Edison initially opposed the filing, it later withdrew its opposition. The matter is currently pending before the FERC, and PSEG and PSE&G are unable to predict the outcome of this proceeding.

PSEG, PSE&G, Power and Energy Holdings

      In addition, see information on the following proceedings at the pages indicated for PSEG and each of PSE&G, Power and Energy Holdings as noted:

(1)	Page 25. (PSE&G) Investigation Directive of NJDEP dated September 19, 2003 and additional investigation Notice dated September 15, 2003 by the EPA regarding the Passaic River site. Docket No. EX93060255.
(2)	Page 26. (PSE&G) PSE&G's MGP Remediation Program instituted by NJDEP's Coal Gasification Facility Sites letter dated March 25, 1988.
(3)	Page 30. (Power) Filing of Complaint by Nuclear against the DOE on September 26, 2001 in the U.S. Court of Federal Claims, Docket No. 01-0551C seeking damages caused by DOE's failure to take possession of spent nuclear fuel. The complaint was amended to include PSE&G as a prior owner in interest.
(4)	Page 31. (PSE&G) Deferral Proceeding filed with the BPU on August 28, 2002, Docket No. EX02060363, and Deferral Audit beginning on October 2, 2002 at the BPU, Docket No. EA02060366.
(5)	Page 33. (Energy Holdings) Peru's Internal Revenue Agency's (SUNAT) claim for past due taxes at LDS, Resolution No. 0150150000030, dated July 10, 2003.
(6)	Page 33. (Energy Holdings) Dhofar Power Company SAOC v. Ministry of Housing, Electricity and Water (Sultanate of Oman), ICC Reference EXP/233.
(7)	Page 70. (Power) PJM Interconnection L.L.C. filing with the FERC on November 2, 2004, Docket No. EL03-236-003 to amend Tariff and Operating Agreement to request Reliability Must-Run (RMR) compensation.
(8)	Page 71. (Power) Power's Petition for Review filed in the United States Court of Appeals for the District of Columbia Circuit on July 30, 2004 challenging the final rule of the United States Environmental Protection Agency entitled ‘National Pollutant Discharge Elimination System—Final Regulations to Establish Requirements for Cooling Water Intake Structures at Phase II Existing Facilities,' now transferred to and venued in the United States Court of Appeals for the Second Circuit with Docket No. 04-6696-ag.

ITEM 5. OTHER INFORMATION

      Certain information reported under the 2004 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2004 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

Federal Regulation

      Power

      Reliability Must-Run (RMR) Status in PJM

      2004 10-K, Page 16. In September 2004, Power filed notice with PJM that it was considering the retirement of seven generating units in New Jersey, effective December 7, 2004, due to concerns about whether the units were economically viable under the current market structure. The units being considered for retirement are Sewaren 1, 2, 3 and 4, Kearny 7 and 8 and Hudson 1. The sites where the units are located have other electric generating units that would remain in operation. The units that were the subject of the notice have a combined installed capacity of 1,132 MW and a combined book value of $22 million. In response to Power's filed notice, PJM identified certain system reliability concerns associated with the retirements and said it would initiate meetings with Power on these and other issues designed to address these concerns including the compensation necessary to retain the generating units, discussed below.

      Although applicable tariff provisions differ from region to region, RMR tariff provisions provide compensation to a generation owner when a unit proposed for retirement must continue operating for reliability purposes. On February 24, 2005, Power requested that the FERC approve such cost-of-service rate treatment for the Sewaren, Kearny and Hudson units above. If approved, the rates would provide approximately $23 million and $17 million of annual revenues for the Sewaren and Hudson units, respectively, plus reimbursements of Power's expenditures in connection with certain construction at the units that are necessary to maintain reliability, offset by certain revenues earned in PJM's energy market. The Kearny 7 and 8 units, however, require significant repairs before they can be returned to operational status and it is not anticipated that this work can be performed in time for the units to be available for the summer of 2005, which is the only period for which PJM has identified a reliability need for them.

      Subsequent to the February 24, 2005 filing, PJM modified its original determination, stating that the Kearny units will not be necessary for reliability purposes, but that Sewaren units 1, 2, 3, and 4 and Hudson 1 units will be necessary through the third quarter of 2008. On April 25, 2005, the FERC issued an order accepting the February 24, 2005 filing subject to refund effective February 25, 2005, but establishing settlement procedures and a hearing on certain issues. Effective February 25, 2005, subject to refund and hearing, Power began to collect a monthly fixed payment of $3.3 million, net of actual revenues received by the units. If Power is unable to resolve this matter through settlement, a hearing would likely be held in the third quarter of 2005. Power currently believes that it has meritorious positions with regard to the remaining issues. The matter is currently pending before the FERC, and Power is not able to predict the outcome of this proceeding.

      PSEG, PSE&G, and Power

      Regional Through and Out Rate (RTOR) Proceeding

      2004 10-K, Page 17. RTORs are separate transmission rates for transactions where electricity is originated in one transmission control area and is transmitted to a point outside that control area. Both the Midwest Independent System Operator, Inc. (MISO) and PJM charged RTORs through December 1, 2004. Under an order dated November 18, 2004, the FERC approved a new regional rate design, which became effective December 1, 2004 for the entire PJM/MISO region, and approved the continuation of license plate rates and a transitional Seams Elimination Charge/Cost Adjustment/Assignment (SECA) methodology effective from December 1, 2004 through March 31, 2006. In December 2004, the various PJM and MISO transmission owners made compliance filings to permit the collection of this revenue over the proposed transitional period.

      On February 10, 2005, the FERC issued an order that accepted the various SECA compliance filings, established December 1, 2004 as the effective date for the SECA rates subject to refund and surcharge, and established hearing procedures to resolve the outstanding factual issues raised in the filings and the responsive pleadings. These hearing procedures may not conclude until summer 2006.

      In late March 2005, the PJM transmission owners filed revisions to the SECA rates through March 31, 2005 to reflect the integration of Duquesne Light Company into PJM. Also, in late March, the BPU authorized the New Jersey electric distribution companies to pass through the SECA-related charges. Furthermore, PJM and MISO have announced that they will begin billing for the SECA in the April billing cycle, but BGS-FP suppliers (such as Power) will not receive any revenue associated with the pass-through until the FERC orders are final and non-appealable. In late April 2005, the PJM and MISO transmission owners filed updated SECA rates for April 1, 2005, and will update these rates once again to become effective when Virginia Electric and Power Company integrates into PJM on May 1, 2005.

      Depending on the outcome of this proceeding, which cannot be predicted at this time, PSEG, PSE&G and/or Power's results of operations could be negatively affected.

      PSEG and Power

      NRC

      2004 10-K, Page 19. The NRC has issued orders to all nuclear power plants to implement compensatory security measures. Some of the requirements formalize a series of security measures that licensees had taken in response to advisories issued by the NRC in the aftermath of the September 11, 2001 terrorist attacks. Nuclear has evaluated these orders for the Salem, Peach Bottom and Hope Creek facilities and does not expect the cost of implementation of the additional NRC measures to be material. Security measures required to be in place by October 2004 have been completed at Salem, Hope Creek and Peach Bottom. Additional security upgrades were identified following an NRC Force-On-Force security exercise in January 2005, and are being implemented.

      PSEG, Power and Energy Holdings

      Water Pollution Control

      2004 10-K, Page 26. The Federal Water Pollution Control Act (FWPCA) prohibits the discharge of pollutants to waters of the U.S. from point sources, except pursuant to a National Pollutant Discharge Elimination System (NPDES) permit issued by the U.S. Environmental Protection Agency (EPA) or by a state under a federally authorized state program.

      The EPA has adopted regulations under FWPCA Section 316(b), which requires that cooling water intake structures at existing facilities reflect the best technology available (BTA) for minimizing adverse environmental impact. Several environmental groups, the Attorneys General of six Northeastern states, the Utility Water Act Group and several of its members, including Power, are parties to litigation challenging these new regulations. The states and environmental groups have filed notice with the U.S. Court of Appeals for the Second Circuit of their intent to challenge the use of restoration and other measures to satisfy performance standards as well as a state's ability to make site-specific determinations based on cost tests. A decision issued in February 2004 by the Second Circuit in litigation challenging the Phase I Section 316(b) rule applicable to new facilities struck down that rule's provision allowing for the use of restoration measures to satisfy the specified performance standards. An unfavorable decision in the litigation challenging Phase II of the regulations applicable to existing facilities could have a material impact on Power's ability to renew its New Jersey Pollutant Discharge Elimination System permits at its larger once-through cooled plants without significant upgrades to their existing intake structures and cooling systems.

State Regulation

      PSE&G and Power

      New Jersey RMR Pass-Through

      On April 11, 2005, PSE&G sought authority from the BPU to pass through to its retail customers the amount of RMR compensation attributable to the PSE&G zone. If approved by the BPU, PSE&G's payments to BGS suppliers with contracts entered into in 2004 and 2005 will increase by a commensurate amount. The matter is currently pending before the BPU. The BPU's decision in this matter could impact Power since it is a BGS supplier, although the outcome of this proceeding can not be predicted.

      PSE&G

      Remediation Adjustment Clause (RAC) Filing

      2004 Form 10-K, Page 21. On April 26, 2005, PSE&G filed its RAC-12 filing with the BPU to recover approximately $18 million of remediation program expenditures for the period from August 1, 2003 through July 31, 2004. PSE&G believes that its expenditures for RAC-12 were reasonable and that its current rates should be continued to recover the RAC-12 costs.

      Deferred BGS Costs

      Approval proceedings relating to the securitization of deferred BGS costs are in process with PSE&G, the BPU and other regulatory agencies, with expected approval later in 2005. As of March 31, 2005, the deferred BGS costs to be securitized were approximately $115 million, net of tax.

Environmental Matters

      PSEG, Power and Energy Holdings

      Other Air Pollutants

      2004 Form 10-K, Pages 25 and 26. On March 10, 2005, the EPA proposed rule for requiring Maximum Achievable Control Technology (MACT) standards to regulate mercury and nickel hazardous air pollutants (HAP) from coal-fired and oil-fired steam units was finalized and signed by the EPA Administrator. The rule will become effective 60 days following its publication in the Federal Register.

      On March 15, 2005, the EPA, having previously proposed two alternative options to address emissions of mercury from electric generating sources, selected the second option. Consequently, the EPA rescinded its prior determination to regulate mercury as a HAP through a MACT standard and adopted a cap-and-trade program for the control of mercury to be established by changes to the states' individual NOx State Implementation Plans. The EPA's rescission of its prior determination became effective upon its publication in the Federal Register on March 29, 2005. The adoption of the cap-and-trade program will become effective 60 days following its publication in the Federal Register.

      The EPA has taken no action on its proposal to regulate emissions of nickel.

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

      a. PSEG:

Exhibit 12: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.1: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.1: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      b. PSE&G:

Exhibit 12.1: Computation of Ratios of Earnings to Fixed Charges

Exhibit 12.2: Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements

Exhibit 31.2: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.3: Certification by Robert E. Busch Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.2: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.3: Certification by Robert E. Busch Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      c. Power:

Exhibit 12.3: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.4: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.5: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.4: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.5: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      d. Energy Holdings:

Exhibit 12.4: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.6: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.7: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.6: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.7: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2005

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2005

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG POWER LLC (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2005

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG ENERGY HOLDINGS L.L.C. (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2005