Form 10-K
period 2006-12-31
PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG ENERGY HOLDINGS LLC; PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2007-02-28
CIK 1158659, 81033, 1089206, 788784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
100 F. ST N.E.
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  TO  .

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza, P.O. Box 1171 Newark, New Jersey 07101-1171 973 430-7000 http://www.pseg.com	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza, P.O. Box 570 Newark, New Jersey 07101-0570 973 430-7000 http://www.pseg.com	22-1212800
000-49614	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza—T25 Newark, New Jersey 07102-4194 973 430-7000 http://www.pseg.com	22-3663480
000-32503	PSEG ENERGY HOLDINGS L.L.C. (A New Jersey Limited Liability Company) 80 Park Plaza—T20 Newark, New Jersey 07102-4194 973 430-7000 http://www.pseg.com	42-1544079

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange On Which Registered
Public Service Enterprise Group Incorporated	Common Stock without par value	New York Stock Exchange

5.381% Preferred Trust Securities, $50 liquidation amount per Preferred Trust Security, issued by PSEG Funding Trust I (Registrant) and listed on the New York Stock Exchange.

Trust Originated Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG’s Debentures), $25 par value at 8.75%, issued by PSEG Funding Trust II (Registrant) and listed on the New York Stock Exchange.

Registrant	Title of Each Class	Title of Each Class			Name of Each Exchange On Which Registered
Public Service Electric and Gas Company	Cumulative Preferred Stock $100 par value Series:	First and Refunding Mortgage Bonds:
			Series	Due
	4.08%	9 1/4%	CC	2021
	4.18%	6 3/4%	VV	2016	New York Stock Exchange
	4.30%	6 1/4%	WW	2007
	5.05%	6 3/8%	YY	2023
	5.28%	8%		2037
		5%		2037

(Cover continued on next page)

(Cover continued from previous page)

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class
Public Service Enterprise Group Incorporated	Floating Rate Capital Securities (Guaranteed Preferred Beneficial Interest in PSEG’s Debentures), $1,000 par value issued by Enterprise Capital Trust II (Registrant), LIBOR plus 1.22%
Floating Rate Notes, Series A
Public Service Electric and Gas Company	6.92% Cumulative Preferred Stock $100 par value Medium-Term Notes, Series A Medium-Term Notes, Series B Medium-Term Notes, Series C Medium-Term Notes, Series D
PSEG Power LLC	Limited Liability Company Membership Interest
PSEG Energy Holdings L.L.C.	Limited Liability Company Membership Interest

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Public Service Enterprise Group Incorporated	Yes ☒	No ☐
Public Service Electric and Gas Company	Yes ☐	No ☒
PSEG Power LLC	Yes ☐	No ☒
PSEG Energy Holdings L.L.C.	Yes ☐	No ☒

Indicate by check mark if each of the registrants is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Public Service Enterprise Group Incorporated	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Public Service Electric and Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
PSEG Power L.L.C.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
PSEG Energy Holdings L.L.C.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2006 was $16,424,868,840 based upon the New York Stock Exchange Composite Transaction closing price.

The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock, as of the latest practicable date, was as follows:

Class	Outstanding at January 31, 2007
Common Stock, without par value	252,771,080

As of January 31, 2007, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

PSEG Power LLC and PSEG Energy Holdings L.L.C. are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are filing their respective Annual Reports on Form 10-K with the reduced disclosure format authorized by General Instruction I.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K of Public Service Enterprise Group Incorporated	Documents Incorporated by Reference
III	Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 5, 2007, as specified herein.

i

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings) undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review should not be construed as a complete list of factors that could affect forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	regulatory issues that significantly impact operations;

•	ability to attain satisfactory regulatory results;

•	operating performance or cash flow from investments falling below projected levels;

•	credit, commodity, interest rate, counterparty and other financial market risks;

•	liquidity and the ability to access capital and maintain adequate credit ratings;

•	adverse or unanticipated weather conditions that significantly impact costs and/or operations, including generation;

•	ability to attract and retain management and other key employees;

•	changes in the electric industry, including changes to power pools;

•	changes in energy policies and regulation;

•	changes in demand;

•	changes in the number of market participants and the risk profiles of such participants;

•	availability of power transmission facilities that impact the ability to deliver output to customers;

•	growth in costs and expenses;

•	environmental regulations that significantly impact operations;

•

changes in rates of return on overall debt and equity markets that could adversely impact the value of pension and other postretirement benefits assets and liabilities and the Nuclear Decommissioning Trust Funds;

•	changes in political conditions;

•	changes in technology that make generation, transmission and/or distribution assets less competitive;

•	continued availability of insurance coverage at commercially reasonable rates;

•	involvement in lawsuits, including liability claims and commercial disputes;

•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG’s, PSE&G’s, Power’s and Energy Holdings’ strategy or structure;

•	business combinations among competitors and major customers;

•	general economic conditions, including inflation or deflation;

•	changes in tax laws and regulations;

•	changes to accounting standards or accounting principles generally accepted in the U.S., which may require adjustments to financial statements;

•	ability to recover investments or service debt as a result of any of the risks or uncertainties mentioned herein;

•	acts of war or terrorism;

PSEG, PSE&G and Energy Holdings

•	adverse changes in rate regulation and/or ability to obtain adequate and timely rate relief;

PSEG, Power and Energy Holdings

•	inability to effectively manage portfolios of electric generation assets, gas supply contracts and electric and gas supply obligations;

•	inability to meet generation operating performance expectations;

•	energy transmission constraints or lack thereof;

•

adverse changes in the market for energy, capacity, natural gas, emissions credits, congestion credits and other commodity prices, especially during significant price movements for natural gas and power;

•	adverse market developments or changes in market rules, including delays or impediments to implementation of reasonable capacity markets;

•	surplus of energy capacity and excess supply;

•	substantial competition in the domestic and worldwide energy markets;

•	margin posting requirements, especially during significant price movements for natural gas and power;

•	availability of fuel and timely transportation at reasonable prices;

•	effects on competitive position of actions involving competitors or major customers;

•	changes in product or sourcing mix;

•	delays, cost escalations or unsuccessful construction and development;

PSEG and Power

•	changes in regulation and safety and security measures at nuclear facilities;

•	ability to maintain nuclear operating performance at projected levels;

PSEG and Energy Holdings

•	changes in foreign currency exchange rates;

•	deterioration in the credit of lessees and their ability to adequately service lease rentals;

•	ability to realize tax benefits;

•	changes in political regimes in foreign countries; and

•	international developments negatively impacting business.

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

WHERE TO FIND MORE INFORMATION

Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings) file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any document that PSEG, PSE&G, Power and Energy Holdings file at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may also obtain PSEG’s, PSE&G’s, Power’s and Energy Holdings’ filings on the Internet at the SEC’s website at www.sec.gov or at PSEG’s website, www.pseg.com. PSEG’s Common Stock is listed on the New York Stock Exchange under the ticker symbol ‘PEG.’ You can obtain information about PSEG at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

PART I

This combined Annual Report on Form 10-K is separately filed by PSEG, PSE&G, Power and Energy Holdings. Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each makes representations only as to itself and its subsidiaries and makes no other representations whatsoever as to any other company.

ITEM 1. BUSINESS

GENERAL

PSEG, PSE&G, Power and Energy Holdings

PSEG was incorporated under the laws of the State of New Jersey in 1985 and has its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102. PSEG has four principal direct wholly owned subsidiaries: PSE&G, Power, Energy Holdings and PSEG Services Corporation (Services). The following organization chart shows PSEG and its principal subsidiaries, as well as the principal operating subsidiaries of Power: PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T); and of Energy Holdings: PSEG Global L.L.C. (Global) and PSEG Resources L.L.C. (Resources):

PSEG is an energy company with a diversified business mix. PSEG’s operations are primarily in the Northeastern and Mid Atlantic United States (U.S.) and in other select markets. As the competitive portion of PSEG’s business has grown, the resulting financial risks and rewards have become greater, causing financial requirements to change and increasing the volatility of earnings and cash flows.

For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Overview of 2006 and Future Outlook.

Termination of Merger Agreement

On December 20, 2004, PSEG entered into an Agreement and Plan of Merger (Merger Agreement) with Exelon Corporation (Exelon) providing for a merger of PSEG with and into Exelon (Merger). On September 14, 2006, PSEG received from Exelon a formal notice terminating the Merger under the provisions of the Merger Agreement.

PSE&G

PSE&G is a New Jersey corporation, incorporated in 1924, and has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. PSE&G is an operating public utility company engaged principally in the transmission and distribution of electric energy and gas in New Jersey. In addition, PSE&G owns PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), which are bankruptcy-remote entities that purchased the irrevocable right to receive certain non-bypassable charges per Kilowatt-hour (kWh) of energy delivered to PSE&G customers and issued transition bonds secured by such property.

PSE&G provides electric and gas service in areas of New Jersey in which approximately 5.5 million people, about 70% of the state’s population, reside. PSE&G’s electric and gas service area is a corridor of approximately 2,600 square miles running diagonally across New Jersey from Bergen County in the northeast to an area below the city of Camden in the southwest. The greater portion of this area is served with both electricity and gas, but some parts are served with electricity only and other parts with gas only. This heavily populated, commercialized and industrialized territory encompasses most of New Jersey’s largest municipalities, including its six largest cities—Newark, Jersey City, Paterson, Elizabeth, Trenton and Camden—in addition to approximately 300 suburban and rural communities. This service territory contains a diversified mix of commerce and industry, including major facilities of many nationally prominent corporations. PSE&G’s load requirements are split among residential, commercial and industrial customers, described below under customers. PSE&G believes that it has all the non-exclusive franchise rights (including consents) necessary for its electric and gas distribution operations in the territory it serves.

Energy Supply

PSE&G distributes electric energy and gas to end-use customers within its designated service territory. All electric and gas customers in New Jersey have the ability to choose an electric energy and/or gas supplier. Pursuant to the New Jersey Board of Public Utilities (BPU) requirements, PSE&G serves as the supplier of last resort for electric and gas customers within its service territory. PSE&G earns no margin on the commodity portion of its electric and gas sales.

As shown in the table below, PSE&G continues to provide the electric energy and gas supply for the majority of the customers in its service territory for the year ended December 31, 2006.

	GWH	%	Million Therms	%
PSE&G	34,340	79	1,975	62
Third Party Suppliers	9,323	21	1,194	38

Total Delivered	43,663	100	3,169	100

New Jersey’s Electric Distribution Companies (EDCs), including PSE&G, provide two types of Basic Generation Service (BGS). BGS-Fixed Price (FP) provides supply for smaller commercial and residential customers at seasonally-adjusted fixed prices and BGS-Commercial and Industrial Energy Price (CIEP) provides supply for larger customers at hourly PJM Interconnection, L.L.C. (PJM) real- time market prices. BGS prices are determined through annual auctions conducted before the BPU.

PSE&G has a full requirements contract with Power to meet the Basic Gas Supply Service (BGSS) requirements of PSE&G’s gas customers. The contract term extends to March 31, 2012, and year-to-year thereafter. Power charges PSE&G for gas commodity costs which PSE&G recovers from its customers.

Any difference between the BGS and BGSS costs and revenues received from PSE&G’s residential customers are deferred and collected or refunded through adjustments in future rates.

Distribution Rates

PSE&G earns margins through the transmission and distribution of electricity and gas. PSE&G’s revenues for these services are based upon tariffs approved by the BPU and FERC. Approximately 98% of PSE&G’s 2006 revenues were covered by BPU tariffs. The demand for electric energy and gas by PSE&G’s customers is affected by customer conservation, economic conditions, weather and other factors not within PSE&G’s control.

On November 9, 2006 the BPU approved separate settlements providing for increases in PSE&G’s electric and gas base rates. The settlements include a restriction against any further base rate changes becoming effective before November 15, 2009. In addition, PSE&G must file a joint electric and gas petition for any future base rate increases. For additional information on these settlements, see Regulatory Issues—State Regulation.

Market Price Environment

Over the past few years, there has been a significant volatility in commodity prices, including fuel, emission allowances and electricity. Such volatility can have a considerable impact on PSE&G since a rising commodity price environment results in higher delivered electric and gas rates for end-use customers, and may result in decreased demand by end users of both electricity and gas, increased regulatory pressures and greater working capital requirements as the collection of higher commodity costs may be deferred under PSEG’s regulated rate structure. For additional information see Item 7. MD&A.

Competitive Environment

The electric and gas transmission and distribution business has minimal risks from competitors. PSE&G’s transmission and distribution business is minimally impacted when customers choose alternate electric or gas suppliers since PSE&G earns its return by providing transmission and distribution service, not by supplying the commodity.

Customers

As of December 31, 2006, PSE&G provided service to approximately 2.1 million electric customers and approximately 1.7 million gas customers, detailed below. In addition to its transmission and distribution business, PSE&G also offers appliance services and repairs to customers throughout its service territory.

	% of Sales
	Electric	Gas
Customer Type
Commercial	56%	36%
Residential	31%	60%
Industrial	13%	4%

Total	100%	100%

Employee Relations

As of December 31, 2006, PSE&G had 6,154 employees. PSE&G has six-year collective bargaining agreements, which were ratified in 2005, with four unions representing 4,955 employees. PSE&G believes that it maintains satisfactory relationships with its employees.

Power

Power is a Delaware limited liability company, formed in 1999, and has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Power is a multi-regional, wholesale energy supply company that integrates its generating asset operations with its wholesale energy, fuel supply, energy trading and marketing and risk management functions through three principal direct wholly owned subsidiaries: Nuclear, Fossil and ER&T.

As of December 31, 2006, Power’s generation portfolio consisted of approximately 14,639 MW of installed capacity, which is primarily located in the Northeast and Mid Atlantic regions of the U.S. where some of the nation’s largest and most developed energy markets are located. For additional information, see Item 2. Properties.

As a merchant generator, Power’s profit is derived from selling under contract or on the spot market a range of diverse products such as energy, capacity, emissions credits, congestion credits and a series of energy-related products used to optimize the operation of the energy grid, known as ancillary services. Power’s revenues also include gas supply sales under the BGSS contract with PSE&G.

Nuclear

Nuclear has an ownership interest in five nuclear generating units: the Salem Nuclear Generating Station, Units 1 and 2 (Salem 1 and 2), each owned 57.41% by Nuclear and 42.59% by Exelon Generation; the Hope Creek Nuclear Generating Station (Hope Creek), which is owned 100% by Nuclear; and, the Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom 2 and 3), each of which is operated by Exelon Generation and owned 50% by Nuclear and 50% by Exelon Generation. For additional information, see Item 2. Properties—Power.

Nuclear Operations

In January 2005, Nuclear entered into an Operating Service Contract (OSC) with Exelon Generation relating to the operation of the Hope Creek and Salem nuclear generating stations. The OSC requires Exelon Generation to provide key personnel to oversee daily plant operations at the Hope Creek and Salem nuclear generating stations and to implement a management model that Exelon has used to manage its own nuclear facilities. Nuclear continues as the license holder with exclusive legal authority to operate and maintain the Salem and Hope Creek plants, retains responsibility for management oversight and has full authority with respect to the marketing of its share of the output from the facilities. In October 2006, Nuclear informed Exelon Generation that it was electing to continue the OSC for up to two years beyond the initial January 2007 period.

In December 2006, Power announced its plans to resume direct management of the Salem and Hope Creek nuclear generating stations before the expiration of the OSC. As part of this plan, on January 1, 2007, the senior management team at Salem and Hope Creek, which consisted of three senior executives from Exelon Generation, became employees of Power.

During 2006, over half of Power’s generating output was from its nuclear generating stations. Nuclear unit capacity factors for 2006 were as follows:

Capacity Factor*
Unit
Salem Unit 1	100.7%
Salem Unit 2	93.6%
Hope Creek	92.6%
Peach Bottom Unit 2	93.3%
Peach Bottom Unit 3	101.8%

Total Power Ownership	95.9%

*	Maximum Dependable Capacity (MDC) net.

For additional information on recent operational issues, see Regulatory Issues—Nuclear Regulatory Commission (NRC).

Nuclear Fuel

Nuclear has several long-term purchase contracts for the supply of nuclear fuel for the Salem and Hope Creek Nuclear Generating Stations which include:

•	purchase of uranium (concentrates and uranium hexafluoride);

•	conversion of uranium concentrates to uranium hexafluoride;

•	enrichment of uranium hexafluoride; and

•	fabrication of nuclear fuel assemblies.

The nuclear fuel markets are competitive and although prices for uranium, conversion and enrichment are increasing, Nuclear does not anticipate any significant problems in meeting its future requirements.

Nuclear has been advised by Exelon Generation that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom. For additional information, see Item 7. MD&A—Overview of 2006 and Future Outlook—Power and Note 12. Commitments and Contingent Liabilities of the Notes.

Fossil

Fossil has an ownership interest in 17 generating stations, primarily in the Northeast and Mid Atlantic U.S., including the Bethlehem Energy Center in New York and the Linden station in New Jersey, which were completed and placed in service in 2005 and 2006, respectively. Power’s facility in Indiana, the Lawrenceburg Energy Center, is currently under an agreement to be sold. For additional information, see Item 2. Properties—Power.

Fossil uses coal, natural gas and oil for electric generation. These fuels are purchased through various contracts and in the spot market and represent a significant portion of Power’s working capital requirements. In order to minimize emissions levels, the Bridgeport generating facility uses a specific type of coal, which is obtained from Indonesia through a fixed-price supply contract that runs through 2008. If the supply of coal from Indonesia or equivalent coal from other sources was not available for the Connecticut facilities, additional material capital expenditures could be required to modify the existing plants to enable their continued operation. In addition, the Hudson facility, under a consent decree with the New Jersey Department of Environmental Protection (NJDEP) and the U.S. Environmental Protection Agency (EPA), will also utilize this type of coal. Power believes it has access to sufficient fuel supply, including transportation, for its facilities over the next several years. For additional information, see Item 7. MD&A—Overview of 2006 and Future Outlook—Power and Note 12. Commitments and Contingent Liabilities of the Notes.

ER&T

ER&T purchases the capacity and energy produced by each of the generation subsidiaries of Power. In conjunction with these purchases, ER&T uses commodity and financial instruments designed to cover estimated commitments for BGS and other bilateral contract agreements. ER&T also markets electricity, capacity, ancillary services and natural gas products on a wholesale basis. ER&T is a fully integrated wholesale energy marketing and trading organization that is active in the long-term and spot wholesale energy and energy-related markets.

Electric Supply

Power’s generation capacity is comprised of a diverse mix of fuels of approximately 47% gas, 26% nuclear, 18% coal, 8% oil and 1% pumped storage. Power’s fuel diversity serves to mitigate risks associated with fuel price volatility and market demand cycles.

The following table indicates proportionate MWh output of Power’s generating stations by fuel type, based on actual 2006 output of approximately 54,000 MWhs, and its estimated 53,000 MWh output by fuel type for 2007.

Generation by Fuel Type	Actual 2006	Estimated 2007(A)
Nuclear:
New Jersey facilities	37%	37%
Pennsylvania facilities	18%	18%
Fossil:
Coal:
New Jersey facilities	11%	11%
Pennsylvania facilities	11%	11%
Connecticut facilities	5%	4%
Oil and Natural Gas:
New Jersey facilities	12%	14%
New York facilities	4%	3%
Connecticut facilities	1%	1%
Pumped Storage	1%	1%

Total	100%	100%

(A)	No assurances can be given that actual 2007 output by source will match estimates.

For a discussion of Power’s management and hedging strategy relating to its energy sales supply and fuel needs, see Market Price Environment and Item 7A. MD&A—Overview of 2006 and Future Outlook—Power.

Gas Supply

As described above, Power sells gas to PSE&G under the BGSS contract. Additionally, based upon availability, Power sells gas to others. About 41% of PSE&G’s peak daily gas requirements are provided through firm transportation, which is available every day of the year. The remainder comes from field storage, liquefied natural gas, seasonal purchases, contract peaking supply, propane and refinery and landfill gas. Power purchases gas for its gas operations directly from natural gas producers and marketers. These supplies are transported to New Jersey by four interstate pipeline suppliers.

Power has approximately 1 billion cubic-feet-per-day of firm transportation capacity under contract to meet the primary needs of PSE&G’s gas consumers and the needs of its own generation fleet. In addition, Power supplements that supply with a total storage capacity of 78 billion cubic feet that provides a maximum of approximately 1 billion cubic feet-per-day of gas during the winter season.

Power expects to be able to meet the energy-related demands of its firm natural gas customers. However, the ability to maintain an adequate supply could be affected by several factors not within Power’s control, including curtailments of natural gas by its suppliers, severe weather and the availability of feedstocks for the production of supplements to its natural gas supply. In addition, supply of all types of gas is affected by the nationwide availability of all sources of fuel for energy production.

Market Price Environment

System operators in the electric markets in which Power participates will generally dispatch the lowest cost units in the system first, with higher cost units dispatched as demand increases. As such, nuclear units, with their low variable cost of operation, will generally be dispatched whenever they are available. Coal units generally follow next in the merit order of dispatch and gas and oil units generally follow to meet the total amount of demand. The price that all dispatched units receive is set by the last, or marginal unit that is dispatched.

This method of determining supply and pricing creates an environment where natural gas prices often have a major impact on the price that generators will receive for their output, especially in periods of relatively strong demand. As such, significant changes in the price of natural gas will often translate into significant changes in the price of electricity.

As a merchant generator, Power’s profit is derived from selling under contract or on the spot market a range of diverse products such as energy, capacity, emissions credits, congestion credits and a series of energy-related products that the system operator uses to optimize the operation of the energy grid, known as ancillary services. Accordingly, commodity prices, such as electricity, gas, coal and emissions, as well as the availability of Power’s diverse fleet of generation units to produce these products, when necessary, have a considerable effect on Power’s profitability. There is significant volatility in commodity markets, including electricity, fuel and emission allowances. For example, the spot price of electricity at the quoted PJM West market has increased from an average of about $25 per MWh for 2002 to an average of about $60 per MWh in 2005 and then decreased to an average of about $50 per MWh in 2006. Similarly, the price of natural gas at the Henry Hub terminal has increased from an average of about $3 per one million British Thermal Units (MMBtu) in 2002 to about $9 per MMBtu in 2005 and then decreased to an average of about $7 per MMBtu in 2006. The prices at which transactions are entered into for future delivery of these products, as evidenced through the market for forward contracts at points such as PJM West, have escalated as well. The historical spot prices and forward prices as of year-end 2006 are reflected in the graphs below.

In the electricity markets where Power participates, the pricing of electricity can vary by location. For example, prices may be higher in congested areas due to transmission constraints during peak demand periods reflecting the bid prices of the higher cost units that are dispatched to supply demand. This typically occurs in the eastern portion of PJM, where many of Power’s plants are located. At various times, depending upon its production and its obligations, these price differentials can serve to increase or decrease Power’s profitability.

While the prices reflected in the tables above do not necessarily represent prices at which Power has contracted, they are representative of market prices at relatively liquid hubs, with nearer term forward pricing generally resulting from more liquid markets than pricing for later years. While they provide some perspective on past and future prices and recent prices are considerably higher than in prior years, the forward prices are highly volatile, and there is no assurance that such prices will remain in effect nor that Power will be able to contract its output at these forward prices.

Power is also provided with payments from the various markets for the capability to provide electricity, known as a capacity payments, which are reflective of the value to the grid for having the assurance of sufficient generating capacity to meet system reliability and energy requirements, and to encourage the future investment in adequate sources of new generation to meet system demand. While there is generally sufficient capacity in the markets in which Power operates, there are certain areas in these markets where there are constraints in the transmission system, causing concerns for reliability and a more acute need for capacity. Some generators, including Power, announced the retirement of certain older generating facilities in these constrained areas due to insufficient revenues to support their continued operation. In separate instances, both PJM and the New England Power Pool (NEPOOL) responded with Reliability-Must-Run (RMR) contracts for these units to enable their continued availability that provide their owners with fixed payments which, while not necessarily reflective of the full value of those units’ contribution to reliability (e.g. they are cost-based), are nonetheless significant. Such payment structure by its nature acknowledges that these units provide a reliability service that is not compensated in the existing markets. It also suggests that fixed periodic payments, as would be provided in a capacity market, are an appropriate form of compensation for such units for this service. Power receives RMR payments in both PJM and NEPOOL.

In addition, FERC issued certain orders in 2006 related to market design that have changed the nature of capacity payments in the New England Power Pool (NEPOOL) and is scheduled to change the nature of payments in PJM. In PJM, a new capacity-pricing regime known as the Reliability Pricing Model (RPM) will provide generators with differentiated capacity payments based upon the location of their respective facilities. Similarly, the Forward Capacity Market (FCM) settlement in NEPOOL provides for locational capacity payments. Both market designs are based in part on the premise that a more structured, forward-looking, transparent pricing scheme will give prospective investors in new generating facilities more clarity on the future value of capacity, sending a pricing signal to encourage expansion of capacity for future market demands. FERC has approved the market changes in each of these markets, with the anticipated start date for RPM set for June 1, 2007 and FCM transition period having begun on December 1, 2006. Power believes that the majority of its generating capacity may experience changes in value from aspects of these market designs. While Power believes it may derive considerable additional revenue from these changes, it is difficult to predict the ultimate outcome of these changes.

For additional information on Power’s collection of RMR payments in PJM and NEPOOL and the RPM and FCM proposals, see Regulatory Issues—Federal Regulation.

Competitive Environment

Power’s competitors include merchant generators with or without trading capabilities, including banks, funds and other financial entities, utilities that have generating capability or have formed generation and/or trading affiliates, aggregators, wholesale power marketers and developers of transmission and Demand Side Management (DSM) projects and combinations thereof. These participants compete with Power and one another buying and selling in wholesale power pools, entering into bilateral contracts and/or selling to aggregated retail customers.

Power’s businesses are also under competitive pressure due to technological advances in the power industry and increased efficiency in certain energy markets. For example, it is possible that advances in technology, such as distributed generation, will reduce the cost of alternative methods of producing electricity to a level that is competitive with that of most central station electric production.

There is also a risk to Power if states should decide to turn away from competition and allow regulated utilities to continue to own or reacquire and operate generating stations in a regulated and potentially uneconomical manner, or to encourage rate-based generation for the construction of new base-load units. This has already occurred in certain states. The lack of consistent rules in energy markets can negatively impact the competitiveness of Power’s plants. Also, regional inconsistencies in environmental regulations, particularly those related to emissions, have put some of Power’s plants which are located in the Northeast, where rules are more stringent, at an economic disadvantage compared to its competitors in certain Midwest states.

Also, environmental issues such as air pollution controls may have a competitive impact on Power to the extent its plants are more expensive to maintain in compliance, thus affecting its ability to be a lower cost provider compared to competitors without such restrictions.

In addition, as discussed in the Regulatory Issues section herein–specifically, in the discussion concerning (i) Transmission Rates and Cost Allocation and (ii) Transmission Infrastructure–current rules being developed at FERC, at DOE and at PJM with respect to the construction of transmission and the allocation of costs for such construction may have the effect of altering the level playing field between transmission options and generation options, which could have a competitive impact upon PSEG and Power.

Customers

As EWGs, Power’s subsidiaries do not directly serve retail customers. Power uses its generation facilities primarily for the production of electricity for sale at the wholesale level. Power’s customers consist mainly of wholesale buyers, primarily within PJM, but also in New York and Connecticut. Power is at times a direct or indirect supplier of New Jersey’s EDCs, including PSE&G, depending on the positions it takes in the New Jersey BGS auction. In prior years, Power had also been a bidder in the CIEP auction, which serves large industrial and commercial customers at hourly PJM real-time market prices for a term of 12 months. Power’s three-year contract with a Connecticut utility ended on December 31, 2006. These contracts are full requirements contracts, where Power is responsible to serve a percentage of the full supply needs of the customer class being served, including energy, capacity, congestion and ancillary services. In addition, Power has four-year contracts with two Pennsylvania utilities expiring in 2008 and is considering pursuing similar opportunities in other states.

PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. The contract term was originally through March 31, 2007, and year-to-year thereafter. In the settlement of the 2005/06 BGSS proceeding the Parties agreed to an amendment to the contract that changed the contract term to March 31, 2012, and year-to-year thereafter. Power charges PSE&G for gas commodity costs which PSE&G recovers from its customers. Any difference between the residential gas cost charged by Power under the BGSS contract and revenues received from PSE&G’s residential customers are deferred and collected or refunded through adjustments in future rates.

For the year ended December 31, 2006, approximately 46% of Power’s revenue was comprised of billings to PSE&G for BGS and BGSS. See Note 21. Related-Party Transactions of the Notes for additional information.

Employee Relations

As of December 31, 2006, Power had 2,538 employees, of which 1,414 employees (705 employees for Fossil and 708 employees for Nuclear) are represented by three union groups under six-year collective bargaining agreements, which were ratified in February, July and August 2005, respectively. Power believes that it maintains satisfactory relationships with its employees.

Energy Holdings

Energy Holdings is a New Jersey limited liability company and is the successor to PSEG Energy Holdings Inc., which was incorporated in 1989. Energy Holdings’ principal executive offices are located at 80 Park Plaza, Newark, New Jersey 07102. Energy Holdings has two principal direct wholly owned subsidiaries, which are also its segments: Global and Resources.

Energy Holdings pursued investment opportunities in the domestic and international energy markets, with Global focused on the operating segments of the electric industries and Resources primarily made financial investments in these industries.

Global

Global owns investments in power producers and distributors that own and operate electric generation and distribution facilities in selected domestic and international markets. See Item 2. Properties—Energy Holdings for discussion of individual investments, including significant power purchase agreements (PPAs), fuel supply agreements, financing structures and other matters.

Global’s assets include consolidated projects and those accounted for under the equity method. As of December 31, 2006, Global’s share of project MW and number of customers by region are as follows:

	As of December 31, 2006
	Total Capital Invested (1)	Assets	MW	Number of Customers
	(Millions)
Chile and Peru Distribution and Generation	$1,245	$1,864	303	1,974,000
U.S. Generation	508	911	2,396	N/A
Other	153	343	172	N/A

Total	$1,906	$3,118	2,871	1,974,000

(1)	Total Capital Invested represents Global’s equity invested in the projects, excluding currency translation adjustments.

Energy Holdings has reduced its international risk by opportunistically monetizing investments at Global that no longer had a strategic fit. During the past three years, Global has received proceeds of over $1 billion from sales of investments in China, Brazil, Poland, India, Africa and the Middle East. The decrease in Global’s portfolio size due to the above sales was partially offset by strong earnings from its Texas generation facilities and its electric distribution companies in Chile and Peru. As a result, Global’s current portfolio is primarily comprised of investments in Chile, Peru and the United States. Global also has modest sized investments in Italy, India and Venezuela totaling about 8% of Global’s total investment balance.

As a result of these sales, approximately 50% of Global’s future earnings is expected to be derived from its domestic generation business, of which, over half are from its 2,000 MW gas-fired combined cycle merchant generation business in Texas, with the balance from its 12 fully-contracted generating facilities in which Global’s ownership interests equate to nearly 400 MW. The other 50% of Global’s earnings is expected to be essentially from three electric distribution businesses in Chile and Peru and a 183 MW hydro generation facility in Peru. The regulatory environments in both Chile and Peru have been generally constructive since Global acquired these investments. Rate cases are held every four years (with the next rate case beginning in 2008) and the rate calculation methodologies are designed to achieve a reasonable return on the net replacement value of each system. See Regulation for additional information on the regulatory process in Chile and Peru. Chile also maintains an investment grade rating and Peru’s rating, although non-investment grade, has improved.

Energy Holdings continues to review Global’s portfolio, with a focus on its international investments. As part of this review, Energy Holdings considers the returns of its remaining investments against alternative investments across the PSEG companies, while considering the strategic fit and relative risks of these businesses.

Market Price Environment

Global’s projects in California, Hawaii and New Hampshire are fully contracted under long-term PPAs with the public utilities or power procurers in those areas. Therefore, Global does not have price risk with respect to the output of such assets, and generally, with respect to such assets, has limited risk with respect to fuel prices. Global’s risks related to these projects are primarily operational in nature and have historically been minimal.

Global’s generation business in Texas (Texas Independent Energy. L. P. (TIE)) is a merchant generation business with higher risks. TIE seeks to enter into a mix of contracts to sell its output—approximately 20% of its output is sold under a five-year contract, which expires in 2010, and another 10% to 20% is sold forward under one-year on-peak calendar or seasonal contracts and the balance is sold during the year. As a result, TIE’s business is subject to substantial volatility in earnings and cash flows as power prices fluctuate. Although Global’s business in Texas has performed very well as high natural gas prices and the resulting high energy prices led to strong margins in 2005 and 2006, there can be no assurances that such pricing in the market will continue at these levels.

Competitive Environment

Although TIE’s generating stations operate very efficiently relative to other gas-fired generating plants, new technology could make TIE’s plants less economical in the future. Also, several competitors have announced plans to build a substantial amount of capacity in the Electric Reliability Council of Texas (ERCOT) market. Although it is not clear if this capacity will be built or, if so, what the economic impact would be, such additions could impact market prices and TIE’s competitiveness. Also, as ERCOT transitions to nodal pricing from zonal pricing the competitiveness of TIE’s generating plants could be impacted. As TIE represents a substantial portion of Energy Holdings’ and Global’s business, volatility in that portion of the business will impact Global’s and Energy Holdings’ overall portfolio results.

Of the remaining portion of Global’s business, the majority of its earnings are generated by two major rate-regulated distribution businesses in Chile and one in Peru. Although these entities are not granted exclusive franchises, there is minimal competition for distribution companies. See Regulatory Issues—International Regulation for a discussion of the ratemaking process in Chile and Peru. Global also owns a hydro generation facility in Peru. Although new generation capacity is being built in Peru, there are not many opportunities for hydro expansion, mitigating competition with Global’s hydro generation investment.

Customers

Global has ownership interests in three distribution companies in South America which serve approximately two million customers. Global also has ownership interests in electric generation facilities which sell energy, capacity and ancillary services to numerous customers through PPAs, as well as into the wholesale market. For additional information, see Item 2. Properties—Energy Holdings.

Resources

Resources has investments in energy-related financial transactions and manages a diversified portfolio of assets, including leveraged leases, operating leases, leveraged buyout funds, limited partnerships and marketable securities. Established in 1985, Resources has a portfolio of approximately 45 separate investments. Resources does not anticipate making significant additional investments in the near term.

Resources also owns and manages a Demand Side Management (DSM) business. DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

The major components of Resources’ investment portfolio as a percent of its total assets as of December 31, 2006 were:

	As of December 31, 2006
	Amount	% of Resources’ Total Assets
	(Millions)
Leveraged Leases
Energy-Related
Foreign	$1,499	51%
Domestic	1,041	35%
Real Estate—Domestic	182	6%
Commuter Railcars—Foreign	88	3%

Total Leveraged Leases	2,810	95%
Owned Property (real estate and aircraft)	124	4%
Limited Partnerships, Other Investments & Current and Other Assets	35	1%

Total Resources’ Assets	$2,969	100%

As of December 31, 2006, no single investment represented more than 10% of Resources’ total assets.

Leveraged Lease Investments

Resources maintains a portfolio that is designed to provide a fixed rate of return. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Any gains or losses incurred as a result of a lease termination are recorded as Operating Revenues as these events occur in the ordinary course of business of managing the investment portfolio.

In a leveraged lease, the lessor acquires an asset by investing equity representing approximately 15% to 20% of the cost of the asset and incurring non-recourse lease debt for the balance. The lessor acquires economic and tax ownership of the asset and then leases it to the lessee for a period of time no greater than 80% of its remaining useful life. As the owner, the lessor is entitled to depreciate the asset under applicable federal and state tax guidelines. In addition, the lessor receives income from lease payments made by the lessee during the term of the lease and from tax benefits associated with interest and depreciation deductions with respect to the leased property. The ability of Resources to realize these tax benefits is dependent on operating gains generated by its affiliates and allocated pursuant to PSEG’s consolidated tax sharing agreement. The Internal Revenue Service (IRS) has recently disallowed certain tax deductions claimed by Resources for certain of these leases. See Note 12. Commitments and Contingent Liabilities of the Notes for further discussion. Lease rental payments are unconditional obligations of the lessee and are set at levels at least sufficient to service the non-recourse lease debt. The lessor is also entitled to any residual value associated with the leased asset at the end of the lease term. An evaluation of the after-tax cash flows to the lessor determines the return on the investment. Under generally accepted accounting principles in the U.S. (GAAP), the lease investment is recorded on a net basis and income is recognized as a constant return on the net unrecovered investment.

Resources has evaluated the lease investments it has made against specific risk factors. The assumed residual-value risk, if any, is analyzed and verified by third parties at the time an investment is made. Credit risk is assessed and, in some cases, mitigated or eliminated through various structuring techniques, such as defeasance mechanisms and letters of credit. As of December 31, 2006, the weighted average credit rating of the lessees in the portfolio was A–/A3. Resources has not taken currency risk in its cross-border lease investments. Transactions have been structured with rental payments denominated and payable in U.S. dollars. Resources, as a passive lessor or investor, has not taken operating risk with respect to the assets it owns, so leveraged leases have been structured with the lessee having an absolute obligation to make rental payments whether or not the related assets operate. The assets subject to lease are an integral element in Resources’ overall security and collateral position. If the value of such assets were to be impaired, the rate of return on a particular transaction could be affected. The operating characteristics and the business environment in which the assets operate are, therefore, important and must be understood and periodically evaluated. For this reason, Resources will retain, as necessary, experts to conduct appraisals on the assets it owns and leases.

On December 28, 2005, Resources sold its interest in the Seminole Generation Station Unit 2 in Palatka, Florida. For additional information relating to this disposition, see Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes.

Resources’ ten largest lease investments as of December 31, 2006 were as follows:

Investment	Description	Recorded Investment Balances as of December 31, 2006	% of Resources’ Total Assets

		(Millions)

Reliant Energy MidAtlantic Power Holdings, LLC	Three generating stations (Keystone, Conemaugh and Shawville)	$284	10%
Dynegy Holdings Inc	Two electric generating stations (Danskammer and Roseton)	239	8%
Midwest Generation (Guaranteed by Edison Mission Energy)	Two electric generating stations (Powerton and Joliet)	206	7%
ENECO	Gas distribution network (Netherlands)	168	6%
ESG	Electric distribution system (Austria)	145	5%
EZH	Electric generating station (Netherlands)	133	4%
Merrill Creek	Merrill Creek Reservoir Project	130	4%
Grand Gulf	Nuclear generating station (U.S.)	121	4%
Nuon	Gas distribution network (Netherlands)	111	4%
EDON	Gas distribution network (Netherlands)	105	3%

		$1,642	55%

For additional information on leases, including credit, tax and accounting risk related to certain lessees, see Item 7. MD&A—Results of Operations—Energy Holdings, Item 7A. Qualitative and Quantitative Disclosures About Market Risk—Credit Risk—Energy Holdings and Note 12. Commitments and Contingent Liabilities of the Notes.

As of December 31, 2006, Resources has a remaining gross investment in three leased aircraft of approximately $41 million. On September 14, 2005, Delta Airlines (Delta) and Northwest Airlines (Northwest), the lessees for Resources’ four remaining aircraft at that time, filed for Chapter 11 bankruptcy protection. This had no material effect on Energy Holdings as it continues to believe that it will be able to recover the recorded amount of its investments in these aircraft as of December 31, 2006, although no assurances can be given. In 2004 and 2005, Resources successfully restructured the leases and converted the Delta and Northwest leases from leveraged leases to operating leases. The Delta aircraft was sold in January 2006 generating a small gain for Resources.

Other Subsidiaries

Enterprise Group Development Corporation (EGDC), a commercial real estate property management business, is conducting a controlled exit from its real estate business. Total assets of EGDC as of December 31, 2006 and 2005 were $70 million and $71 million, respectively, less non-recourse debt of $19 million and $21 million, respectively less minority interest of $6 million for each year, for a net investment of approximately $45 million and $44 million, respectively. These investments are composed of three properties in New Jersey, Maryland and Virginia and an 80% partnership interest in buildings and land in New Jersey.

Employee Relations

As of December 31, 2006, Energy Holdings had 53 direct employees. In addition, Energy Holdings’ subsidiaries had a total of 1,091 employees, of which 692 were represented by unions under collective bargaining agreements expiring between June 2007 and January 2010. Energy Holdings believes that it maintains satisfactory relationships with its employees.

Services

Services is a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Services provides management and administrative and general services to PSEG and its subsidiaries. These include accounting, treasury, financial risk management, law, tax, communications, planning, development, human resources, corporate secretarial, information technology, investor relations, stockholder services, real estate, insurance, library, records and information services, security and certain other services. Services charges PSEG and its subsidiaries for the cost of work performed and services provided pursuant to the terms and conditions of intercompany service agreements. As of December 31, 2006, Services had 932 employees, including 100 employees represented by a union group under a six-year collective bargaining agreement that was ratified in February 2005. Services believes that it maintains satisfactory relationships with its employees.

REGULATORY ISSUES

Federal Regulation

Public Utility Holding Company Act (PUHCA)

PSEG, PSE&G, Power and Energy Holdings

The Energy Policy Act (EP Act), which became law on August 8, 2005, repealed PUHCA as of February 8, 2006 and established PUHCA 2005, which grants to FERC “books and records” oversight of public utility holding companies. PSEG had historically claimed an exemption from regulation by the SEC as a registered holding company under PUHCA. As part of that exemption, Fossil, Nuclear, certain subsidiaries of Fossil and certain subsidiaries of Energy Holdings with domestic operations obtained EWG or Qualifying Facility (QF) status (the latter designation obtained under the Public Utility Regulatory Policies Act of 1978 (PURPA)), while most of Energy Holdings’ foreign investments obtained Foreign Utility Company (FUCO) status. Notwithstanding the repeal of PUHCA, these companies have retained their designations as EWGs, FUCOs or QFs, since such designation affords certain protections under FERC’s PUHCA 2005. Specifically, companies subject to the provisions of PUHCA 2005 must provide state regulators access to their books and records. PSEG, PSE&G, Power and Energy Holdings do not expect PUHCA 2005 to materially affect their respective businesses, prospects or properties, and in October 2006, PSEG obtained from FERC a waiver of

PUHCA 2005’s accounting, record retention and reporting requirements. For additional information on the impact of PUHCA repeal, see State Regulation.

Environmental

PSEG, PSE&G, Power and Energy Holdings

PSEG and its subsidiaries are subject to the rules and regulations relating to environmental issues promulgated by the EPA, the U.S. Department of Energy (DOE) and other regulators. For information on environmental regulation, see Environmental Matters.

FERC

PSEG, PSE&G, Power and Energy Holdings

FERC is an independent federal agency that regulates the transmission of electric energy and sale of electric energy at wholesale in interstate commerce pursuant to the Federal Power Act (FPA). FERC also regulates the interstate transportation of, as well as certain wholesale sales of, natural gas pursuant to the Natural Gas Act. FERC’s oversight includes: merger review, compliance, including Standards of Conduct issues, transmission rates and terms and conditions of service, and market power, market design and capacity design and rates. Several PSEG subsidiaries, including PSE&G, Fossil, Nuclear, and ER&T, as well as certain subsidiaries of Fossil and certain domestic subsidiaries of Energy Holdings are “public utilities” as defined by the FPA and subject to extensive regulation by FERC. FERC’s regulation of public utilities is comprehensive and governs such matters as rates, services, mergers, financings, affiliate transactions, market conduct and reporting. FERC is also responsible under PURPA for administering PURPA’s requirements for QFs. PSEG, through its subsidiaries, owns several QF plants. QFs are subject to many, but not all, of the same FERC requirements as public utilities.

Expanded Merger Review Authority

PSEG, PSE&G, Power and Energy Holdings

The EP Act expanded FERC’s authority to review mergers and acquisitions under the FPA. It extended the scope of FERC’s authority to require prior FERC approval regarding transactions involving certain transfers of generation facilities, certain holding company transactions, and utility mergers and consolidations having a value in excess of $10 million. The EP Act requires that FERC, when reviewing proposed transactions, examine cross-subsidization and pledges or encumbrances of utility assets. PSEG, PSE&G, Power and Energy Holdings are unable to predict the effect of this authority on any potential future transactions in which they may be involved.

Compliance

Reliability Standards

PSEG, PSE&G, Power and Energy Holdings

The EP Act required FERC to empower a single, national Electric Reliability Organization (ERO) to develop and enforce national and regional reliability standards for the U.S. bulk power system. FERC has designated the North American Electric Reliability Corporation (NERC) as this ERO. NERC has filed with FERC delegation agreements that would in turn delegate, to a significant degree, the enforcement of such reliability standards to eight regional reliability councils approved by NERC, such as ReliabilityFirst. Thus, the relationship between NERC and the regional reliability councils (responsible for reliability standards compliance within a particular geographic region) is a contractual one. PSE&G’s transmission assets, and most of Power’s generation assets, are located within the geographic scope of Reliability First, and PSEG’s remaining domestic assets, including the New York, Connecticut and Texas generating assets, are within the scope of other regional reliability councils such as NPCC and ERCOT.

After being designated as an ERO, NERC asked FERC to approve a set of proposed mandatory Reliability Standards, many of which mirrored existing, voluntary standards. On October 20, 2006, FERC issued a Notice of Proposed Rulemaking (NOPR), which proposed to approve 83 of the 107 filed standards and asked for additional information regarding the remaining 24 standards. Compliance with these 83 standards, enforcement of which will largely be delegated to the regional reliability councils such as Reliability First, is mandatory and sanctions may attach for non-compliance. Pursuant to the EP Act, FERC has the ability to impose penalties of up to $1 million a day for violations of these standards. Under the NOPR, which is not yet a Final Rule, compliance with these Standards will be required by the commencement of the 2007 summer peak season. These Standards are applicable to transmission owners and generation owners, and thus PSEG, PSE&G, Power and Energy Holdings (or their subsidiaries) will be obligated to comply with the Standards. PSEG, PSE&G, Power and Energy Holdings are currently evaluating all of the requirements imposed by the Standards and are preparing to ensure that they will be in compliance by FERC-required date. It should be noted in this regard that PSE&G’s local control center (LCC) was the first control center voluntarily audited by NERC in January 2006 with respect to LCC “readiness.” NERC concluded in this audit that PSE&G has adequate facilities, processes, plans, procedures, tools, and trained personnel to effectively operate as an LLC within PJM and found no significant operational problems.

FERC Standards of Conduct

PSEG, PSE&G, Power and Energy Holdings

On January 18, 2007, FERC issued a NOPR which proposes to make certain changes to its Standards of Conduct applicable to both electric and natural gas transmission providers. The NOPR was issued in response to a decision by the United States Court of Appeals of the District of Columbia, which vacated FERC’s existing Standards of Conduct as they applied to natural gas pipelines. The NOPR, however, proposes changes to the Standards of Conduct for both natural gas and electric providers Some of the proposed changes include modifying the definition of Energy Affiliate and thereby changing the scope of applicability of the Standards of Conduct, changing the regulations with respect to the permissible tasks of “shared” employees (employees that may be shared by both the Transmission Provider and the Energy Affiliates) and modifying the information disclosure regulations. PSE&G is currently subject to FERC’s Standards of Conduct as a Transmission Provider and subsidiaries of Power and Energy Holdings are subject to the Standards of Conduct as Energy Affiliates. Thus, FERC’s proposed changes may have an impact on PSEG, PSE&G, Power and Energy Holdings and the interactions between these entities, although its impact is not clear at this time. PSEG is currently evaluating the NOPR and will file comments to the same prior to FERC issuing a Final Rule. The outcome of this proceeding cannot be predicted at this time.

Transmission Rates and Cost Allocation

PSEG, PSE&G and Power

PJM Schedule 12 Cost Allocation for Regional Transmission Expansion Planning( RTEP) Projects

On January 5, 2006, PJM proposed cost allocation recommendations for new transmission projects pursuant to Schedule 6 of its FERC-approved Operating Agreement and Schedule 12 of its Open Access Transmission Tariff (Tariff). PJM identified the “Responsible Customers” that would be required to pay for certain transmission upgrades approved through PJM’s Regional Transmission Expansion Planning (RTEP) process and the percentage of the project cost that would be allocated to such Responsible Customers. This was the first filing by PJM pursuant to these new cost allocation mechanisms and it included (i) large cost allocations to eastern load as a result of proposed construction in the western and southern portions of PJM and (ii) allocations to merchant transmission projects such as Neptune Regional Transmission System, LLC. On May 26, 2006, FERC issued an order that accepted and suspended PJM’s cost allocation filing, made the filing effective subject to refund as of May 30, 2006 and established a hearing and settlement judicial procedure.

In addition, on May 4, 2006, PJM made a second RTEP cost allocation filing at FERC, addressing cost allocations to Responsible Customers associated with additional RTEP projects. PSEG protested the filing, objecting to, among other things, PJM’s netting of cost impacts within a PJM zone to allocate RTEP costs and PJM’s failure to consider the impact of certain adjustments in determining zonal cost allocation.

On July 19, 2006, FERC consolidated PJM’s January 5, 2006 and May 4, 2006 filings that propose to allocate the costs of new transmission projects that PJM has directed to be built through its RTEP process. On July 21, 2006, PJM submitted to FERC a further proposal to allocate the costs of an additional group of new transmission projects that PJM has directed be built through its RTEP. The July 21, 2006 filing includes allocations for the $850 million, 200-mile 500 kV Loudon transmission line which runs from Allegheny Power’s service territory, through West Virginia to Northern Virginia, as well as many other transmission projects in the PJM region. This proceeding was consolidated with the other two PJM cost allocation filings and was then the subject of settlement proceedings before a ALJ. Settlement discussions terminated in November 2006 and, on November 7, 2006, the proceedings were set for hearing, with a hearing to commence no later than June 19, 2007. PJM has used the same allocation methodology to identify which load should pay for these new transmission projects through regulated transmission rates. PSEG is actively participating in this proceeding, as the cost allocation methodology used by PJM may result in a disproportionate allocation of costs to loads in the eastern portion of PJM. However, assuming continued pass-through of transmission charges to retail customers, neither Power nor PSE&G are expected to be impacted by the allocation of Schedule 12 charges. PSEG, PSE&G and Power are unable to predict the outcome of this hearing at this time.

Regional through and out rates (RTOR)

RTOR are separate transmission rates for transactions where electricity originated in one transmission control area is transmitted to a point outside that control area. Both the Midwest Independent Transmission System Operator, Inc. (MISO) and PJM charged RTORs through December 1, 2004. FERC approved a new regional rate design, which became effective December 1, 2004 for the entire PJM/MISO region and approved the continuation of license plate rates and a transitional Seams Elimination Charge/Cost Adjustment/Assignment (SECA) methodology effective from December 1, 2004 through March 2006.

On February 10, 2005, FERC issued an order that accepted various SECA filings, established December 2004 as the effective date for the SECA rates, made them subject to refund and surcharge, and established hearing procedures to resolve the outstanding factual issues raised in the filings and the responsive pleadings.

A trial-type hearing was held in May 2006, encompassing a review of the actual amount of lost revenues to be recovered via the SECA mechanism. On August 10, 2006, the ALJ issued an initial decision finding that the rate design for the recovery of SECA charges is flawed, and that the SECA rate charges are therefore unjust, unreasonable and unduly discriminatory. FERC has not yet issued an order on review of the ALJ initial decision. In addition, in March 2006, PSE&G and Power entered into a settlement with a limited group of parties in PJM, which settlement was certified to FERC, under which the parties have agreed to pay and collect reductions of SECA revenues. On October 12, 2006, the limited settlement agreement was expanded to include additional parties and on January 18, 2007, an additional settlement agreement was entered into with certain MISO parties. FERC has not yet acted to approve the March, October or January SECA settlements. Due to the uncertainty of this proceeding, PSE&G has continued to defer the collection of any SECA revenues on its books. At the present time, PSEG, PSE&G and Power do not anticipate any adverse impact as a result of the SECA decision.

PJM Long-Term Transmission Rate Design

On May 31, 2005, FERC issued an order addressing the recovery of costs for transmission upgrades designated through PJM’s RTEP process. Among other matters, FERC’s order responded to a proposal to continue PJM’s current rate design, under which transmission customers pay rates within the particular transmission zone in which they take service. FERC concluded that the existing rate design may not be just and reasonable and it established a hearing to examine the justness and reasonableness of continuing PJM’s modified zonal rate design. Certain entities filed proposals with FERC on September 30, 2005 for alternative rate designs for the PJM region. PSE&G, as part of a coalition of potentially affected PJM transmission owners, filed answering testimony on November 22, 2005 that supported continuation of the zonal rate design in PJM.

A hearing was held in April 2006 and on July 13, 2006, a FERC ALJ issued a decision concluding that the existing PJM modified zonal rate design for existing facilities has been shown to be unjust and unreasonable, and should be replaced with a postage stamp rate design (single “postage stamp” rate paid by all transmission customers in PJM) for such facilities to be effective April 1, 2006. To mitigate rate impacts, the ALJ determined that the rate design should be phased in, so that no customer receives greater than a 10% annual rate increase. The ALJ also determined that the existing process for allocating costs of new transmission projects pursuant to Schedule 6 of PJM’s Operating Agreement and Schedule 12 of the PJM Tariff was just and reasonable. Briefs on exceptions to the ALJ’s initial decision and reply briefs were filed in this proceeding challenging the decision to find the existing rate design unjust and unreasonable, the appropriateness of imposing a postage stamp rate design, the decision as to the appropriateness of applying the current Schedule 6 and Schedule 12 process for allocating costs of new transmission projects and the phase-in of the new rate design. FERC has not yet issued a decision on review of the ALJ’s initial decision. Should FERC ultimately approve this postage stamp rate design on review of the ALJ’s initial decision, or adopt one or a combination of the alternative rate designs proposed, assuming continued pass-through of transmission charges to retail customers, PSEG’s and PSE&G’s results of operations could be adversely impacted with no adverse impact currently anticipated for Power.

Market Power, Market Design and Capacity Issues

PSEG, PSE&G and Power

Market Power

Under FERC regulations, public utilities may sell power at cost-based rates or apply to FERC for authority to sell at market-based rates (MBR). PSE&G, ER&T and certain other subsidiaries of Fossil and Energy Holdings have applied for and received MBR authority from FERC, which permits them to sell power into the wholesale market at market-based rates. FERC requires that holders of MBR tariffs file an update, on a triennial basis, demonstrating that they continue to lack market power. On November 30, 2006, PSE&G and ER&T filed their respective triennial updated market power reports with FERC. FERC has not yet acted on these updated market power reports.

On May 19, 2006, FERC issued a NOPR concerning the standards to be used by FERC in granting market-based rate authority. The proposed regulations would adopt, in most respects, FERC’s current standards. In its NOPR, FERC suggests certain changes, such as in the areas of cost-based market power mitigation, modifications to the horizontal (generation) market power screens, and clarifications to existing vertical market power screens. On September 20, 2006, PSE&G and Power submitted comments in this NOPR proceeding. FERC has not yet issued a Final Rule in this rulemaking proceeding. The outcome of this proceeding and its impact on PSEG, PSE&G, Power and Energy Holdings cannot be predicted at this time, but Power does not expect the new rules to disqualify its MBR authority. However, no assurances can be given.

FERC’s MBR policies and the wholesale electricity markets which they help support are evolving and subject to change. Specifically, on December 19, 2006, the United States Court of Appeals for the Ninth Circuit overturned certain FERC orders in a series of cases, to which PSEG was not a party, which involved long term wholesale contracts entered into during the California Energy Crisis and, by so doing, seriously undermined the “contract sanctity” doctrine that had previously been applied to preserve these contracts. Moreover, the court held that FERC’s MBR policies are insufficient to establish that agreements reached under MBR tariffs are just and reasonable at the outset. Thus, the fact that a contract is entered into under a MBR tariff may not render it immune from “just and reasonable” review by FERC. This case will likely be appealed to the U.S. Supreme Court but represents a significant development and is one that will be monitored for its impact on the wholesale electric market in the future.

RMR Status

PJM

Although applicable tariff provisions differ from region to region, RMR tariff provisions provide compensation to a generation owner when a unit proposed for retirement must continue operating for reliability purposes. In September 2004, Power filed notice with PJM that it was considering the retirement of seven generating units in New Jersey, effective December 7, 2004, due to concerns about the economic viability of the units under the then current market structure. The units that were being considered for retirement were Sewaren 1, 2, 3 and 4, Kearny 7 and 8 and Hudson 1. Kearny 7 and 8 were retired in 2005. In response to Power’s filed notice, PJM identified certain system reliability concerns associated with the proposed retirements.

Effective February 24, 2005, subject to refund and hearing, Power began to collect a monthly fixed payment of $3.3 million, pre-tax, net of operating margins for the Sewaren 1, 2, 3 and 4 and Hudson 1 units. A detailed settlement was filed with FERC on September 23, 2005 that permits Power to recover annual fixed costs of approximately $19 million and $14.5 million, pre-tax, for the Sewaren and Hudson units, respectively, plus reimbursements of Power’s expenditures in connection with certain construction at the units that are necessary to maintain reliability, offset by certain revenues earned in PJM’s energy market.

FERC accepted this settlement retroactive to February 24, 2005. On March 28, 2006, Power filed a refund report with FERC pursuant to which Power refunded $11 million to PJM, although most of this refund related to the timing of payments under the settlement agreement and thus will be repaid to Power, with carrying charges, at a later date. FERC did not issue a public notice requesting comments on the report and no party has made any objections or other comments with respect to the report. Power is in the process of extending its RMR contract for Hudson Unit 1 through September 2010. For additional information, see Note 12. Commitments and Contingent Liabilities of the Notes.

New England

In the New England electricity market, many owners of generation facilities have filed with FERC for RMR treatment under the NEPOOL Open Access Transmission Tariff. If FERC grants RMR status for a generation facility located in the New England market, the owner is entitled to receive cost-of-service treatment for its facility for the duration of an RMR contract that it enters into with ISO New England Inc. On November 17, 2004, PSEG Power Connecticut LLC (Power Connecticut), a wholly owned indirect subsidiary of Power, filed a request for RMR treatment for the New Haven Harbor generation station and Unit 2 at the Bridgeport Harbor generation station. FERC issued an order on January 14, 2005, subject to refund and hearing which allowed Power Connecticut to begin collecting monthly fixed payments of approximately $1.6 million and $3.9 million, pre-tax, for reliability services provided by the Bridgeport Harbor Station, Unit 2 and the New Haven Harbor Station, respectively, net of operating margins. On June 17, 2005, Power Connecticut filed revised studies supporting monthly recovery of $1.3 million and $3.3 million, pre-tax, for the Bridgeport Harbor and New Haven Harbor units, respectively.

On April 21, 2006, Power Connecticut, the Connecticut Department of Public Utility Control, the Connecticut Office of Consumer Counsel and ISO New England Inc. filed with FERC a Joint Stipulation and Settlement Agreement and Motion for Expedited Consideration. The Joint Stipulation and Settlement settled all matters associated with the RMR agreements filed by Power Connecticut for its Bridgeport Harbor 2 and New Haven Harbor stations. Among other things, the settlement provides for monthly fixed payments of approximately $1 million for Bridgeport Harbor and $3 million for New Haven Harbor. The only disputed issues concern the standard of review applicable to certain types of potential tariff changes that could be filed in the future. No party has challenged the settlement rates proposed to become effective. The ALJ certified the settlement to FERC on June 21, 2006 as a contested offer of settlement. It is anticipated that the settlement will be approved as certified or, if modified, will not be modified in a manner that adversely affects the settlement rates. However, Power Connecticut cannot predict a final outcome at this time, as FERC has not yet acted to approve the settlement.

PJM Reliability Pricing Model (RPM)

On August 31, 2005, PJM filed its RPM with FERC. The RPM constitutes a locational installed capacity market design for the PJM region, including a forward auction for installed capacity priced according to a downward-sloping demand curve and a transitional implementation of the market design. FERC issued an order on April 20, 2006 that accepted most of the core concepts of the RPM filing with an implementation date of June 1, 2007. The April 20, 2006 order set certain details of the filing for paper hearing and technical conference procedures including the slope of the demand curve and the mechanism for identification of the locational capacity zones. Such hearing and technical conference procedures have now been completed. Also, commencing in June 2006, settlement discussions mediated by a FERC ALJ commenced at the request of certain intervenors. A final settlement was filed with FERC on September 29, 2006 with a requested approval date of no later than December 22, 2006. PSE&G and Power filed comments to the settlement supporting the basic structural elements of the RPM proposal but nonetheless requesting certain modifications which, in their view, would better promote the adequacy of generation reserves on a cost-effective basis. On December 22, 2006, FERC issued an order approving the September 29 settlement, with certain conditions. FERC’s approval of this settlement is expected to have a favorable impact on generation facilities located in constrained locational zones. The final revenue impact on Power of the settlement approved in the December 22, 2006 FERC order could result in incremental margin of $100 million to $150 million in 2007, with higher increases in future years as the full year impact is realized and existing capacity contracts expire. The April 20, 2006 order remains subject to rehearing requests filed by several parties. Moreover, on January 22, 2007, PSEG as well as other parties to the proceeding filed for rehearing of the December 22, 2006 order.

Given the pending rehearing requests and the likelihood of eventual judicial appeals, PSEG, PSE&G and Power are unable to predict the outcome of this proceeding.

Forward Capacity Market (FCM) Settlement in New England

On January 31, 2006, certain interested market participants in New England agreed to a settlement in principle of litigation regarding the design of the region’s market for installed capacity, which would institute a transition period leading to the implementation of a new market design for capacity as early as 2010. Commencing in December 2006, all generators in New England began receiving fixed capacity payments that escalate gradually over the transition period. RMR contracts, such as Power’s, would continue to be effective until the implementation of the new market design. The new market design is expected to consist of a forward auction for installed capacity that is intended to recognize the locational value of generators on the system, and is expected to contain incentive mechanisms to encourage generator availability during generation shortages. During the transition period, these payments are expected to benefit Power’s Bridgeport Harbor 2 plant. The final version of the settlement was filed with FERC on March 6, 2006 and was approved by order dated June 16, 2006 finding that, as a package, the settlement represents a just and reasonable outcome. The settlement was contested by certain parties and a rehearing was sought of the June 16, 2006 order. On October 31, 2006, FERC denied rehearing and accepted the FCM settlement in a final order; the order, however, remains subject to judicial challenge.

Transmission Infrastructure

PSEG, PSE&G, and Power

RTEP

On September 8, 2006, PJM filed with FERC a proposal that would significantly modify its regional transmission planning process for economic transmission planning. Currently, the PJM RTEP identifies transmission that is needed to address reliability, operational performance and economic needs of the PJM region based on historic congestion. The PJM proposal sought to expand the economic portion of the RTEP by forecasting economic congestion over its transmission planning horizon, which, in 2006, PJM modified from five to 15 years. PSE&G and Power filed a protest to the PJM proposal requesting that FERC reject PJM’s proposal or set it for hearing. On November 21, 2006, FERC issued an order conditionally accepting PJM’s proposed changes to the RTEP for economic transmission planning. FERC directed PJM to make certain modifications to its proposal, including requiring PJM to make a compliance filing within 120 days identifying how it will weigh and/or combine the metrics it proposes for determining the net benefits of a particular project and to make a compliance filing within 90 days elaborating on the criteria it will use to determine if an alternative project is more “economic” than an RTEP project. Nonetheless, PJM’s changes to its economic transmission planning process may result in the establishment of a preference for rate-based transmission solutions to address congestion, as opposed to reliance on private investment and competitive non-transmission market solutions. PSE&G and Power filed for rehearing of the November 21, 2006 FERC order on December 21, 2006. FERC has not yet issued an order on rehearing. PSEG, PSE&G and Power are unable to predict the final outcome of this proceeding.

DOE Congestion Study

On August 8, 2006, the DOE issued a National Electric Transmission Congestion Study (Congestion Study), as directed by Congress in the EP Act. This Congestion Study identified two areas in the U.S. as “critical congestion areas;” one of the areas is the region between New York and Washington, D.C. Under the EP Act, the DOE has the ability to designate transmission corridors in these “critical congestion areas,” to which FERC back-stop transmission siting authority will attach. Thus, corridor designation may facilitate the construction of rate-based transmission projects to address congestion in these corridors. The DOE has not yet designated any transmission corridors as a result of this Congestion Study but will likely do so in the first quarter of 2007. PSE&G and Power filed comments to the Congestion Study, in which they contended that the Congestion Study contained several analytical flaws. PSEG, PSE&G and Power are unable to predict the outcome of this proceeding at this time.

LDV Complaint Proceeding

On December 30, 2004, Jersey Central Power & Light Company (JCP&L) filed a complaint at FERC against the other four signatories, including PSE&G, to the Lower Delaware Valley (LDV) Transmission System Agreement, which expires in 2027 and governs the construction of, and investment in, certain 500 kV transmission facilities in New Jersey. In the complaint proceeding, JCP&L seeks to terminate its payment obligations to the other contract signatories. A hearing was conducted in this proceeding in November 2006 and an initial decision is expected by the ALJ in March 2007. In this litigation, JCP&L is not only seeking to terminate its payment obligations to PSE&G of approximately $3 million per year through 2027, but also to receive credit from PSE&G and the other LDV Agreement parties for transmission facilities previously constructed by JCP&L in New Jersey; if the ALJ were to accept all of JCP&L’s crediting arguments, an outcome that is unlikely, PSE&G would owe approximately $5 million to JCP&L under the LDV Agreement. PSE&G cannot predict the outcome of this proceeding at this time.

PJM Strategic Initiative

In the fourth quarter of 2006, PJM launched a “strategic initiative” to more specifically define its role in the evolving wholesale energy markets. As part of this initiative, PJM sought comments from its members, including PSEG, on a number of items, including whether PJM should consider splitting its wholesale market operations from its transmission grid operations and whether PJM should consider changes to its current corporate governance structure. PJM has since pulled back from its idea of splitting market and grid operations but continues to consider whether there is a need to modify aspects of its current market and governance structure. PSEG will continue to actively participate in these discussions.

NRC

PSEG and Power

Nuclear’s operation of nuclear generating facilities is subject to continuous regulation by the NRC, a federal agency established to regulate nuclear activities to ensure protection of public health and safety, as well as the security and protection of the environment. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstration to the NRC that plant operations meet requirements is also necessary. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. Power has recently commenced the process to extend the operating licenses for the Salem and Hope Creek facilities. The current operating licenses of Power’s nuclear facilities expire in the years shown below:

Facility	Year
Salem 1	2016
Salem 2	2020
Hope Creek	2026
Peach Bottom 2	2033
Peach Bottom 3	2034

Nuclear Safety Issues

In January 2004, the NRC issued a letter requesting Power to conduct a review of its Salem and Hope Creek nuclear generation facilities to assess the workplace environment for raising and addressing safety issues. Power responded to the letter in February 2004 and had independent assessments of the work environment at both facilities performed which concluded that Salem and Hope Creek were safe for continued operations, but also identified issues that needed to be addressed. These facilities were under enhanced oversight by the NRC related to the work environment until August 31, 2006, at which time the NRC provided a letter informing Power that its mid-cycle performance review had concluded that the substantive cross-cutting issue in the safety-conscious work environment area at Salem and Hope Creek was closed. The NRC has restored Salem and Hope Creek to normal oversight levels.

Recirculation Pump

In a letter to the NRC dated January 9, 2005, Power committed to install vibration-monitoring equipment on Hope Creek’s “B” Reactor Recirculation Pump prior to the unit’s return to service to address pump vibration concerns and replace the pump’s shaft during the next refueling outage or any sooner outage of sufficient duration. This commitment was the subject of a January 11, 2005 Confirmatory Action Letter from the NRC. The shaft was replaced during the Hope Creek outage in April 2006. On April 20, 2006, the NRC issued a Closure of Confirmatory Action Letter indicating that all of the commitments were completed.

Other

PSE&G

Investment Tax Credits (ITC)

As of June 1999, the Internal Revenue Service (IRS) had issued several private letter rulings (PLRs) that concluded that the refunding of excess deferred tax and ITC balances to utility customers was permitted only over the related assets’ regulatory lives, which were terminated upon New Jersey’s electric industry deregulation. Based on this fact, PSEG and PSE&G reversed the deferred tax and ITC liability relating to PSE&G’s generation assets that were transferred to Power, and recorded a $235 million reduction of the extraordinary charge in 1999 due to the restructuring of the utility industry in New Jersey. PSE&G was directed by the BPU to seek a PLR from the IRS to determine if the ITC included in the impairment write-down of generation assets could be credited to customers without violating the tax normalization rules of the Internal Revenue Code. PSE&G filed a PLR request with the IRS in 2002.

On December 21, 2005, the U.S. Department of the Treasury (Treasury) proposed new regulations for comment addressing the normalization of ITC, replacing regulations originally proposed in 2003. The new proposed regulations, if finalized, would not permit retroactive application. Accordingly, the IRS’s conclusions in the above referenced PLRs would continue to remain in effect for all industry deregulations prior to December 21, 2005.

On April 26, 2006, the BPU issued an order to PSE&G revoking its previous instruction and directing PSE&G to withdraw its request for a PLR by April 27, 2006. The BPU asserted that the Treasury’s proposed regulation project was the more appropriate authority to rely upon in deciding the ITC issue.

On May 1, 2006, PSE&G filed a motion for reconsideration with the BPU requesting that it modify its April 26, 2006 order to PSE&G to withdraw the PLR request. On May 5, 2006, the BPU denied PSE&G’s motion for reconsideration and reiterated its order to withdraw the PLR request. On May 8, 2006, PSE&G filed a petition with the Appellate Court of New Jersey challenging the BPU’s order to withdraw the PLR. On May 11, 2006, the IRS issued a PLR to PSE&G. The PLR concluded that none of the generation ITC could be passed to utility customers without violating the normalization rules. While the holding in the PLR is a favorable development for PSE&G, the outstanding Treasury regulation project could overturn the holding in the PLR if the Treasury were to alter the position set out in the December 21, 2005 proposed regulations. The issue cannot be fully resolved until the final Treasury regulations are issued.

On May 16, 2006, the BPU voted in favor of a special investigation and hearing before the BPU concerning PSE&G’s actions leading up to receiving the PLR, specifically its failure to abide by the BPU order to withdraw the request. An order detailing such special investigation has not yet been issued and no investigation has begun.

On October 13, 2006, the Appellate Division of the Superior Court of New Jersey granted PSE&G’s motion to dismiss PSE&G’s appeal of the BPU’s order to withdraw the PLR since PSE&G has already received the PLR. The court also determined that if the BPU seeks to take future action against PSE&G based on the alleged violation of its order, PSE&G can restart the appeal.

State Regulation

PSEG, PSE&G, Power and Energy Holdings

The BPU is the regulatory authority that oversees electric and natural gas distribution companies in New Jersey. PSE&G is subject to comprehensive regulation by the BPU including, among other matters, regulation of retail electric and gas distribution rates and service and the issuance and sale of securities. Power’s partial ownership of generating facilities in Pennsylvania, as well as PSE&G’s ownership of certain transmission facilities in Pennsylvania, are subject to regulation by the Pennsylvania Public Utility Commission (PAPUC), which oversees retail electric and natural gas service in Pennsylvania. PSE&G and Power are also subject to rules and regulations of the NJDEP and the New Jersey Department of Transportation (NJDOT).

As discussed below, various Power subsidiaries and Energy Holdings’ subsidiaries are subject to some state regulation in other individual states where they operate facilities, including New York, Connecticut, Indiana, Texas, California, Hawaii and New Hampshire.

PUHCA Repeal

On August 1, 2005, the BPU initiated a proceeding to consider whether additional ratepayer protections were necessary in light of the repeal of PUHCA by the EP Act. The proceeding considered the BPU’s current authority to protect utility ratepayers from risks associated with a utility being part of a holding company structure. The BPU determined that additional protections were necessary and commenced a two phase rulemaking to address its view of potential risks associated with a utility being part of a holding company structure. Phase I of the rulemaking effort resulted in the adoption of new regulations effective October 2, 2006, addressing the diversification activities of New Jersey utilities and their holding companies. These new rules impose a requirement that each New Jersey public utility and its holding company ensure that the aggregate assets of all nonutility activities in the holding company system do not exceed a defined percentage (25%) of the aggregate assets of the utility and utility- related assets in the holding company system without BPU consent. The rules broadly define utility-related activities to include such things as the production, generation, transmitting, delivering, storing, selling, marketing of natural gas, propane, electricity and other fuels to wholesale or retail customers, energy management services and sale of energy appliances. Both PSE&G and PSEG currently satisfy these requirements and expect to continue to satisfy them based on the companies’ current business plans. However, constant monitoring will be required to ensure that the regulation is satisfied and to meet the annual certification process. The BPU is currently developing Phase II of the rulemaking in a stakeholder process. In Phase II the BPU is proposing new regulations that would increase the BPU’s access to books and records, impose restrictions on service agreements between utilities and their affiliated service companies and impose additional requirements on utility board of director composition, utility participation in money pools and additional reporting obligations.

New Jersey Energy Master Plan

The Governor of New Jersey has recently directed the BPU, in partnership with other New Jersey agencies, to develop an energy master plan. State law in New Jersey requires that an energy master plan be developed every three years, the purpose of which is to ensure safe, secure and reasonably-priced energy supply, foster economic growth and development and protect the environment. In the Governor’s directive regarding the energy master plan, the Governor established three specific goals: (1) reduce the State’s projected energy use by 20% by the year 2020; (2) supply 20% of the State’s electricity needs with certain renewable energy sources by 2020; and (3) emphasize energy efficiency, conservation and renewable energy resources to meet future increases in New Jersey electric demand without increasing New Jersey’s reliance on non-renewable resources. In November, PSEG submitted a number of strategies designed to improve efficiencies in customer use and increase the level of renewable generation. During January and February 2007, PSEG has been actively involved in the broad-based constituent working groups created to develop specific strategies to achieve the goals and objectives. Public meetings on the energy master plan are expected take place during the first and second quarters of 2007, and a final plan is expected to be completed by October 2007. The outcome of this proceeding and its impact on PSEG, PSE&G and Power cannot be predicted at this time.

PSE&G and Power

BGS Auctions

All of New Jersey’s EDCs jointly procure the supply to meet their BGS obligations through two concurrent auctions authorized by the BPU for New Jersey’s total BGS requirement. Results of these auctions determine which energy suppliers are authorized to supply BGS to New Jersey’s EDCs. Certain conditions are required to participate in these auctions. Energy suppliers must agree to execute the BGS Master Service Agreement, provide required security within three days of BPU certification of auction results and satisfy certain creditworthiness requirements.

In 2006, the BPU initiated a proceeding to review the annual BGS procurement process as well as the policy issues thereto for all of the New Jersey EDCs. In June 2006, the BPU ruled on certain issues regarding the acquisition of BGS for the period beginning in June 2007. The BPU agreed that a descending clock auction format should be used for the procurement of BGS-FP supply for 2007.

On July 10, 2006, PSE&G filed the Joint EDC proposal for the procurement of BGS for the period beginning June 1, 2007. This proposal includes a descending clock auction format to be held in February 2007 for the procurement of all BGS supply. On October 28, 2006, the BPU approved a descending clock auction format for BGS-FP and BGS-CIEP supply for the period beginning June 1, 2007. On December 22, 2006, the BPU approved the remainder of the items in the EDCs filing, without material changes. The BPU also directed the EDCs to remit all remaining retail margin monies previously collected from larger customers to the State Treasurer in January 2007, and to remit any future collections of the retail margin to the State Treasurer on a quarterly basis. In 2003, the BPU directed the EDCs to collect a 0.5 per kWh retail adder from all BGS customers greater than 750 kW. These monies were held in a regulatory liability account. For additional information see Note 5 Regulatory Matters and Note 12. Commitments and Contingent Liabilities of the Notes.

PSE&G

Electric Distribution Financial Review

Based on the Electric Base Rate Case approved in July 2003, PSE&G recorded a regulatory liability in the second quarter of 2003 by reducing its depreciation reserve for its electric distribution assets by $155 million and amortized this liability from August 1, 2003 through December 31, 2005. The $64 million annual amortization of this liability resulted in a reduction of Depreciation and Amortization expense. PSE&G filed for a $64 million (based on 2003 test year sales volumes) annual increase in electric distribution rates effective January 1, 2006, subject to BPU approval, including a review of PSE&G’s earnings and other relevant financial information. Based on current sales volumes, the amount approximates $69 million.

On November 9, 2006, the BPU approved a settlement agreement reached by the parties to the proceeding authorizing a $22 million reduction to electric distribution rates, resulting in additional revenue to PSE&G of approximately $47 million annually based on current sales volumes.

The settlement includes a restriction against any further base rate changes becoming effective before November 15, 2009. In addition, PSE&G must file a joint electric and gas petition for any future base rate increases.

BGSS Filings

The parties to the 2005/2006 BGSS proceeding entered into a Stipulation in which the parties agreed that the BGSS Commodity Charge increases of September 1, 2005 and December 15, 2005 that were previously approved by the BPU on a provisional basis should become final. The BPU approved the Stipulation. In addition, all the remaining gas contract issues were also resolved and an amended Gas Requirements Contract was attached to the Stipulation and also approved by the BPU. The primary changes were the term was extended by five years and the default provision was changed from three days to one day.

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

The parties entered into a Stipulation to make the filed BGSS rate effective October 1, 2006 on a provisional basis. However, since the time of the filing, prices of gas futures have dropped significantly and as a result, additional BGSS data has been requested by and provided to the BPU. Settlement discussions with the BPU Staff were completed and a new Stipulation, dated October 27, 2006, was executed by the parties. This new Stipulation was approved by the BPU and results in a decrease in annual BGSS revenues of approximately $120 million, which is approximately a 6% reduction in a typical residential gas customer’s bill. The new BGSS rate became effective on November 9, 2006. The Stipulation did not include any change in the Balancing Charge.

The parties entered into a second Stipulation, which addresses the Balancing Charge only. The BPU Staff recommended a lower Balancing Charge than proposed by the Company and received agreement from Rate Counsel. The parties executed the Stipulation for the lower rate and BPU approval was received on January 17, 2007.

Remediation Adjustment Clause (RAC) Filing

PSE&G is engaged in a program to address potential environmental concerns regarding its former Manufactured Gas Plant (MGP) properties in cooperation with and under the supervision of NJDEP. The costs of the program are recovered through the Remediation Adjustment Clause (RAC). The RAC addresses costs in annual periods ending July 31st of each year. The expenditures in each RAC period are recovered over seven years. The costs of the program, including interest, are deferred and amortized as collected in revenues.

On December 5, 2005 the BPU approved for recovery $18 million for the RAC-12 remediation expenditures incurred from August 1, 2003 through July 31, 2004. No change in the RAC recovery factor was required.

In February 2007, PSE&G submitted its RAC-13 and RAC-14 filings with the BPU. In these filings, PSE&G seeks an order finding that the $71 million of RAC program costs incurred during the two-year period, August 1, 2004 through July 31, 2006, are reasonable and are available for recovery. PSE&G proposes that the current gas and electric RAC rates be reduced by approximately $18 million annually, effective July 1, 2007.

Gas Base Rate Case

On September 30, 2005, PSE&G filed a petition with the BPU seeking an overall 3.78% increase in its gas base rates to cover the cost of gas delivery to be effective June 30, 2006. Approximately $55 million of the $133 million request was for an increase in book depreciation rates.

On November 9, 2006, the BPU approved a settlement agreement reached by the parties to the proceeding. The agreement provides for an annual increase in gas revenues of $40 million or approximately 1.1%. In addition, the settlement provides for an adjustment to lower book depreciation and amortization expense for PSE&G by approximately $26 million annually and the amortization of accumulated cost of removal that will further reduce depreciation and amortization expense by $13 million annually for five years.

The settlement includes a restriction against any further base rate changes becoming effective before November 15, 2009. In addition, PSE&G must file a joint electric and gas petition for any future base rate increases.

Societal Benefits Clause (SBC) Filing

On August 12, 2005, PSE&G filed a motion with the BPU seeking approval of changes in its electric and gas SBC rates and its electric non-utility generation transition charge (NTC) rates. For electric customers, the rates proposed were designed to recover approximately $106 million in SBC revenues offset by lower NTC rates of $93 million beginning January 1, 2006. For gas, the rates proposed were designed to recover approximately $10 million in SBC revenues. In 2006, PSE&G filed updates to its filing, modifying its requested changes to electric SBC/NTC rates and gas SBC rates. Public hearings were held and settlement discussions began on outstanding issues. On January 19, 2007, settlement documents were filed with the ALJ, which upon approval, would result in an annual increase of approximately $16 million in electric SBC/NTC revenues and $12 million in gas SBC revenues.

Deferral Audit

The BPU Energy and Audit Division conducts audits of deferred balances. A draft Deferral Audit—Phase II report relating to the 12-month period ended July 31, 2003 was released by the consultant to the BPU in April 2005. The draft report addressed the SBC, Market Transition Charge (MTC) and Non-Utility Generation (NUG) deferred balances. The consultant to the BPU found that the Phase II deferral balances complied in all material respects with the BPU orders regarding such deferrals, the consultant noted that the BPU Staff had raised certain questions with respect to the reconciliation method PSE&G employed in calculating the overrecovery of its MTC and other charges during the Phase I and Phase II four-year transition period. For additional information regarding PSE&G’s Deferral Audit, see Note 12. Commitments and Contingent Liabilities of the Notes.

Gas Purchasing Strategies Audit

In January 2007, the BPU has issued an RFP to solicit bid proposals to engage a contractor to perform an analysis of the gas purchasing practices and hedging strategies of the four New Jersey gas distribution companies (GDC’s), including PSE&G. The primary focus will be to examine and compare the financial and physical hedging policies and practices of each GDC and to provide recommendations for improvements to these policies and practices. PSE&G cannot predict the outcome of this process.

New Jersey Clean Energy Program

In December 2004, the BPU has approved a funding requirement for each New Jersey utility applicable to Renewable Energy and Energy Efficiency programs for the years 2005 through 2008. The State of New Jersey has awarded contracts to two market managers, TRC Energy Services and Honeywell Utility Solutions to take over program management functions from the utilities. This transition is now expected to take place in the first half of 2007. For additional information regarding PSE&G’s Clean Energy Program, see Note 12. Commitments and Contingent Liabilities of the Notes.

Power

Connecticut

Legislation has been introduced in the Connecticut General Assembly that would impose a tax on electric generators of 50% on earnings above a 20% return on equity. Proceeds from this proposed “windfall profits tax” would be used to provide consumer rate relief. Legislation also has been introduced that would allow the state’s electric utility companies to build and place into rate base up to 300 megawatts of peaking electric generation.

Neither PSEG nor Power is able to predict whether any of such proposals will be enacted into law or their impact, if any, or whether similar initiatives may be considered in other jurisdictions.

Connecticut Department of Public Utility Control (DPUC)

To reduce the impact of federally-mandated congestion charges on Connecticut ratepayers, Connecticut has launched a procurement process to facilitate the development of incremental generation capacity, as authorized by legislation which permits the DPUC to establish a competitive procurement process intended to encourage new supply-side and demand-side resources. Specifically, the DPUC is required to develop and issue a request for proposals (RFP) to solicit the development of long-term projects, with local distribution companies serving as the counterparties to these contracts. The impact of this RFP process on Power Connecticut’s assets is unclear at the present time.

Energy Holdings

Texas

Global’s generation business in Texas (TIE) is a merchant generation business that participates, through its subsidiaries, Odessa-Ector Power Partners, L.P. (Odessa) and Guadalupe Power Partners, LP (Guadalupe), in the Texas wholesale energy market administered by ERCOT. Under the regulation of the Public Utility Commission of Texas, ERCOT performs three main roles in managing the electric power grid and marketplace: ensuring that the grid can accommodate scheduled energy transfers, ensuring grid reliability, and overseeing retail transactions. While neither TIE, Odessa nor Guadalupe are public utilities subject to the jurisdiction of FERC, they are subject to FERC jurisdiction for purposes of complying with NERC’s Reliability Standards (see discussion in Federal Regulation—Compliance—Reliability Standards).

Like other energy markets, energy prices in ERCOT have risen over the past few years due, in large measure, to higher fuel costs. In an attempt to lower electricity prices, the legislature in Texas is currently examining proposals for draft legislation that could affect the Texas market. PSEG does not know at this time if any legislation will ultimately pass, or if it does, what its effect will be on Global’s generation business in Texas.

International Regulation

Energy Holdings

Global

Global’s electric distribution facilities in South America are rate-regulated enterprises. Rates charged to customers are established by government authorities and are viewed by Global as currently sufficient to cover operating costs and provide a return on its investments. Global can give no assurances that future rates will be established at levels sufficient to cover such costs, provide a return on its investments or generate adequate cash flow to pay principal and interest on its debt or to enable it to comply with the terms of its debt agreements.

Chile

Distribution companies in Chile, including Chilquinta Energia S.A. (Chilquinta) and associated companies, Sociedad Austral de Electricidad S.A. (SAESA) and other members of the SAESA Group, are subject to rate regulation by the Comision Nacional de Energia (CNE), a national governmental regulatory authority. The Chilean regulatory framework has been in existence since 1982, with rates set every four years based on a model company for each typical concession area. The tariff which distribution companies charge to regulated customers consists of two components: the actual cost of energy purchased and an additional amount to compensate for the value added in distribution (DVA tariff). The DVA tariff considers allowed losses incurred in the distribution of electricity, administrative costs of providing service to customers, costs of maintaining and operating the distribution systems and an annual return on investment between 6% to 14% over inflation applied to the replacement cost of distribution assets. Changes in electricity distribution companies’ cost of energy are passed through to customers, with no impact on the distributors’ margins (equal to the DVA tariff). Therefore, distributors, including members of the SAESA Group and Chilquinta, should not be affected by changes in the generation sector which affect prices. The most recent tariff adjustments for members of the SAESA Group and Chilquinta occurred in 2004 and have been reviewed and approved by the CNE.

In addition, the first auction for long-term supply contracts for Chilean distribution companies was simultaneously conducted during 2006. SAESA and Chilquinta were successful in contracting for approximately 2,900 Gwh/yr and 800 Gwh/yr, respectively from various generation companies to supply their regulated customers needs starting in 2010 and continuing through 2020 and 2025 for SAESA and Chilquinta, respectively. A second auction process for additional needs for Chilquinta (approximately 1,800 Gwh/year) will be held during 2007.

Peru

Distribution companies in Peru, including Luz del Sur S.A.A. (LDS), are subject to tariff regulation by the Organismo Supervisor de la Inversion en Energia, a national governmental regulatory authority. The Peruvian regulatory framework has been in existence since 1992, with tariffs set every four years based on a model company. The tariff which distribution companies charge to regulated customers consists of two components: the actual cost of energy purchased plus an additional amount to compensate for the DVA tariff. The DVA tariff considers allowed losses incurred in the distribution of electricity, administrative costs of providing service to customers, costs of maintaining and operating the distribution systems and an annual return on investment of 8% to 16% over inflation, based on the replacement cost of distribution assets. Changes in electricity distribution companies’ cost of energy are passed through to customers, with no impact on the distributors’ margins (equal to the DVA tariff). Therefore, distributors, including LDS, should not be affected by changes in the generation sector, which affect prices. The most recent tariff adjustments for LDS occurred in connection with the 2005 tariff-setting process. New tariffs were effective as of November 1, 2005.

In addition, in accordance with local regulations, an auction was conducted at the end of December 2006 for prospective energy supply requirements for LDS. The total amount bid by Peruvian power producers was 650 MW of capacity. This supply combined with the contracts still in force are expected to be sufficient to meet LDS’s energy supply needs for 2007. In order to secure the growing supply needs for 2008 and beyond, management plans to conduct additional energy supply auctions, as necessary, during 2007. Management is concurrently exploring the feasibility of other forms of bilateral supply contracts, as well as advocating the extension of a law beyond December 2007, which currently allows LDS and other distribution companies without supply contracts, to draw energy from the grid, as required, at regulated prices to satisfy the regulated market’s demand.

SEGMENT INFORMATION

Financial information with respect to the business segments of PSEG, PSE&G, Power and Energy Holdings is set forth in Note 18. Financial Information by Business Segment of the Notes.

ENVIRONMENTAL MATTERS

PSEG, PSE&G, Power and Energy Holdings

Federal, regional, state and local authorities regulate the environmental impacts of PSEG’s operations within the U.S. Laws and regulations particular to the region, country or locality where PSEG’s operations are located govern the environmental impacts associated with its foreign operations. For both domestic and foreign operations, areas of regulation may include air quality, water quality, site remediation, land use, waste disposal, aesthetics, impact on global climate and other matters.

To the extent that environmental requirements are more stringent and compliance more costly in certain states where PSEG operates compared to other states that are part of the same market, such rules may impact its ability to compete within that market. Due to evolving environmental regulations, it is difficult to project expected costs of compliance and its impact on competition. For additional information related to environmental matters, see Item 3. Legal Proceedings.

PSEG, Power and Energy Holdings

Air Pollution Control

The Federal Clean Air Act (CAA) and its implementing regulations require controls of emissions from sources of air pollution and also impose record keeping, reporting and permit requirements. Facilities in the U.S. that Power and Energy Holdings operate or in which they have an ownership interest are subject to these Federal requirements, as well as requirements established under state and local air pollution laws applicable where those facilities are located. Capital costs of complying with air pollution control requirements through 2010 are included in Power’s estimate of construction expenditures in Item 7. MD&A—Capital Requirements.

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

The PSD/NSR regulations, promulgated under the Clean Air Act (CAA), require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets, in some circumstances, when those sources undergo a “major modification,” as defined in the regulations. The Federal government may order companies not in compliance with the PSD/NSR regulations to install the best available control technology at the affected plants and to pay monetary penalties of up to approximately $27,500 for each day of continued violation.

The EPA and the NJDEP issued a demand in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal-burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to requests for information and, in January 2002, reached an agreement with the NJDEP and the EPA to resolve allegations of noncompliance with PSD/NSR regulations. Under that agreement, over the course of 10 years, Power agreed to install advanced air pollution controls to reduce emissions of Sulfur Dioxide (SO2), Nitrogen Oxide (NOx), particulate matter and mercury from the coal-burning units at the Mercer and Hudson generating stations to ensure compliance with PSD/NSR. Power also agreed to spend at least $6 million on supplemental environmental projects and pay a $1 million civil penalty. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved a dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operations to commence.

Power notified the EPA and the NJDEP that it was evaluating the continued operation of the Hudson coal unit in light of changes in the energy and capacity markets, increases in the cost of pollution control equipment and other necessary modifications to the unit. On November 30, 2006, Power, reached an agreement with the EPA and NJDEP on an amendment to its 2002 agreement intended to achieve the emissions reductions targets of this agreement while providing more time to assess the feasibility of installing additional advanced emissions controls at Hudson.

The amended agreement with the EPA and the NJDEP will allow Power to continue operating Hudson and extend for four years the deadline for installing environmental controls beyond the previous December 31, 2006 deadline. Power will be required to undertake a number of technology projects (SCRs, scrubbers, baghouses, and carbon injection), plant modifications, and operating procedure changes at Hudson and Mercer designed to meet targeted reductions in emissions of NOx, SO2, particulate matter, and mercury. In addition, Power has agreed to notify the EPA and NJDEP by the end of 2007 whether it will install the additional emissions controls at Hudson by the end of 2010, or plan for the orderly shut down of the unit.

Under the program to date, Power has installed Selective Catalytic Reduction Systems (SCRs) at Mercer at a cost of approximately $113 million. The cost of implementing the balance of the amended agreement at Mercer and Hudson is estimated at $400 million to $500 million for Mercer and at $600 million to $750 million for Hudson and will be incurred in the 2007-2010 timeframe. As part of the agreement, Fossil has agreed to purchase and retire emissions allowances, contribute approximately $3 million for programs to reduce particulate emissions from diesel engines in New Jersey, and pay a $6 million civil penalty.

SO2 / NOx

To reduce emissions of SO2 for acid rain prevention, the CAA sets a cap on total SO2 emissions from affected units and allocates SO2 allowances (each allowance authorizes the emission of one ton of SO2) to those units. Generation units with emissions greater than their allocations can obtain allowances from sources that have excess allowances. At this time, Power does not expect to incur material expenditures to continue complying with the acid rain SO2 emissions program.

The EPA has issued regulations (commonly known as the NOx State Implementation Plan (SIP) Call) requiring 19 states in the eastern half of the U.S. and the District of Colombia to reduce and cap NOx emissions from power plant and industrial sources. The NOx reduction requirements are consistent with requirements already in place in New Jersey, New York, Connecticut and Pennsylvania, and therefore have not had an additional impact on the capacity available from Power’s facilities in those states. Power has been implementing measures to reduce NOx emissions at several of its units (including the installation of selective catalytic reduction systems at the Mercer Generating Station), which has reduced the impact of any further increases to the costs of allowances.

In 1997, the EPA adopted a new air quality standard for fine particulate matter and a revised air quality standard for ozone. In 2004, the EPA identified and designated areas of the U.S. that fail to meet the revised federal health standard for ozone or the new federal health standard for fine particulates. States are expected to develop regulatory measures necessary to achieve and maintain the health standards, which may require reductions in NOx and SO2 emissions. Additional NOx and SO2 reductions also may be required to satisfy requirements of an EPA rule protecting visibility in many of the nation’s Class 1 (pristine) environmental areas. Most of Power’s fossil facilities would be affected by this initiative.

In May 2005, the EPA published the final Clean Air Interstate Rule (CAIR) that identifies 28 states and the District of Columbia as contributing significantly to the levels of fine particulates and/or eight-hour ozone in downwind states. New Jersey, New York, Pennsylvania, Indiana, Texas and Connecticut are among the states the EPA lists in the CAIR. Based on state obligations to address interstate transport of pollutants under the CAA, the EPA has proposed a two-phased emission reduction program for NOx and SO2, with Phase 1 beginning in 2009 (NOx) and 2010 (SO2) and Phase 2 beginning in 2015. The EPA is recommending that the program be implemented through a cap-and-trade program, although states are not required to proceed in this manner.

In December 2005, the EPA proposed new National Ambient Air Quality Standards for particulate matter.

Power is unable to determine whether any costs it may incur to comply with the above standards would be material.

Carbon Dioxide (CO2) Emissions

Several states, primarily in the Northeastern U.S., are developing state-specific or regional legislative initiatives to stimulate CO2 emissions reductions in the electric power industry. New York initiated the Regional Greenhouse Gas Initiative (RGGI) in April 2003. Currently, in the RGGI, seven Northeastern states have signed a memorandum of understanding (MOU) intended to cap and reduce CO2 emissions from the electric power sector in the RGGI region. A final model rule was issued on August 15, 2006 that includes

MOU commitments and makes recommendations for states to move forward. The model rule contemplates the creation of a CO2 allowance allocation and auction whereby CO2 generators in the electric power industry would be expected to acquire through allocation, or purchase through an auction, CO2 allowances in an amount corresponding to each facility’s emissions. Facilities with an insufficient number of allowances would be required to purchase additional allowances. New York has publicly announced its intent to subject 100% of the allowances to auction, and other states, including New Jersey, may do the same. States are expected to enact legislation and/or regulation representing, at least, the minimum requirements stipulated in the MOU. The RGGI program is scheduled to start in 2009. The NJDEP in 2005 finalized amendments to its regulations governing air pollution control that would designate CO2 as an air contaminant subject to regulation. In February 2007, the Governor of New Jersey issued an executive order committing the State to reduce emissions of greenhouse gasses 20% by 2020 and 80% by 2050. The outcome of this initiative cannot be determined at this time; however, adoption of stringent CO2 emissions reduction requirements in the Northeast, including the allocation of allowances to PSEG’s facilities and the prices of allowances available through auction, could materially impact Power’s operation of its fossil fuel-fired electric generating units.

Other Air Pollutants

In March 2005, the EPA promulgated two rules: one revising its December 2000 determination that Hazardous Air Pollutants from coal-fired and oil-fired Electric Generating Units (EGUs) should be regulated under section 112 of the CAA and, on that basis, removing those units from the section 112(c) source category list (known as the delisting rule); the second establishing a New Source Performance Standard limit for nickel emissions from oil-fired EGUs, and a cap-and-trade program for mercury emissions from coal-fired EGUs, with a first phase cap of 38 tons per year (tpy) in 2010 and a second phase cap of 15 tpy in 2018 (the ‘cap-and-trade rule’). The EPA determined that it would not regulate other emissions from coal-fired and oil-fired EGUs.

A number of environmental and medical groups, the city of Baltimore and a total of 16 states (all six New England states, New Jersey, California, Delaware, Illinois, New Mexico, New York, Minnesota, Pennsylvania, Michigan and Wisconsin) have sued the EPA challenging that the rules should be more restrictive. The environmental petitioners, but not the states, also sought a stay of the rules from both the agency and the court, but the request was denied. The outcome of these litigations cannot be determined at this time.

New Jersey and Connecticut have adopted standards for the reduction of emissions of mercury from coal-fired electric generating units. The Connecticut legislation requires coal-fired power plants in Connecticut to achieve either an emissions limit or a 90% mercury removal efficiency through technology installed to control mercury emissions effective in July 2008. The regulations in New Jersey require coal-fired electric generating units in New Jersey to meet certain emission limits or reduce emissions by 90% by December 15, 2007. Companies that are parties to multi-pollutant reduction agreements are permitted to postpone such reductions on half of their coal-fired electric generating capacity until December 15, 2012. Power has a multi-pollutant reduction agreement with the NJDEP as a result of a consent decree that resolved issues arising out of the PSD and NSR air pollution control programs at the Hudson, Mercer and Bergen facilities. Substantial uncertainty exists regarding the feasibility of achieving the reductions in mercury emissions required by the New Jersey regulations and Connecticut statute; however, the estimated costs of technology believed to be capable of meeting these emissions limits at Power’s coal-fired unit in Connecticut by July 2008 and at its Mercer Station by December 15, 2007 are included in Power’s capital expenditure forecast.

Water Pollution Control

The Federal Water Pollution Control Act (FWPCA) prohibits the discharge of pollutants to waters of the U.S. from point sources, except pursuant to a National Pollutant Discharge Elimination System (NPDES) permit issued by the EPA or by a state under a federally authorized state program. The FWPCA authorizes the imposition of technology-based and water quality-based effluent limits to regulate the discharge of pollutants into surface waters and ground waters. The EPA has delegated authority to a number of state agencies, including the NJDEP, to administer the NPDES program through state acts. The New Jersey Water Pollution Control Act (NJWPCA) authorizes the NJDEP to implement regulations and to administer the NPDES program with EPA oversight, and to issue and enforce New Jersey Pollutant Discharge Elimination System (NJPDES) permits. Power and Energy Holdings also have ownership interests in domestic facilities in other jurisdictions that have their own laws and implement regulations to control discharges to their surface waters and ground waters that directly govern Power’s or Energy Holdings’ facilities in these jurisdictions.

The EPA promulgated regulations under FWPCA Section 316(b), which requires that cooling water intake structures reflect the best technology available (BTA) for minimizing ‘adverse environmental impact.’ Phase I of the rule covering new facilities became effective on January 17, 2002. None of the projects that Power currently has under construction or in development is subject to the Phase I rule. The Phase II rule covering large existing power plants became effective on September 7, 2004. The Phase II regulations provided five alternative methods by which a facility can demonstrate that it complies with the requirement for BTA for minimizing adverse environmental impacts associated with cooling water intake structures.

On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its decision in litigation of the Phase II rule brought by several environmental groups, the Attorneys General of six Northeastern states, the Utility Water Act Group and several of its members, including Power. The court remanded major portions of the rule and determined that Section 316(b) of the Clean Water Act does not support the use of restoration and the site specific cost-benefit test. Among the provisions the court remanded back to EPA for further consideration and rulemaking, the court instructed EPA to reconsider the definition of BTA without comparing the costs of the best performing technology to its benefits. Prior to this decision, Power has used restoration and site-specific cost benefit tests in applications it has filed to renew the NJPDES permits at its once-though cooled plants, including Salem, Hudson and Mercer. Although the rule applies to all of Power’s electric generating units that use surface waters for once-through cooling purposes, the impact of the rule and the decision of the court cannot be determined at this time for all of Power’s facilities. Depending on the outcome of any appeals, or actions by EPA to repromulgate the rule, this decision could have a material impact on Power’s ability to renew its NPDES permits at its larger once-through cooled plants, including Salem, Hudson, Mercer, New Haven and Bridgeport, without making significant upgrades to their existing intake structures and cooling systems. The costs of those upgrades could be material to one or more of Power’s once-through cooled plants.

Power

Permit Renewals

For information on permit renewals for Salem, see Note 12, Commitments and Contingent Liabilities of the Notes.

PSE&G and Power

Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and New Jersey Spill Compensation and Control Act (Spill Act)

CERCLA and the Spill Act authorize Federal and state trustees for natural resources to assess damages against persons who have discharged a hazardous substance, causing an injury to natural resources. Pursuant to the Spill Act, the NJDEP requires persons conducting remediation to characterize injuries to natural resources and to address those injuries through restoration or damages. The NJDEP adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. In 2003, the NJDEP issued a policy directive memorializing its efforts to recover natural resource damages and its intent to continue to pursue the recovery of natural resource damages. The NJDEP also issued guidance to assist parties in calculating their natural resource damage liability for settlement purposes, but has stated that those calculations are applicable only for those parties that volunteer to settle a claim for natural resource damages before a claim is asserted by the NJDEP. PSE&G and Power cannot assess the magnitude of the potential financial impact of this regulatory change. See Note 12. Commitments and Contingent Liabilities of the Notes for additional information.

Because of the nature of PSE&G’s and Power’s respective businesses, including the production and delivery of electricity, the distribution of gas and, formerly, the manufacture of gas, various by- products and substances are or were produced or handled that contain constituents classified by Federal and state authorities as hazardous. For discussions of these hazardous substance issues and a discussion of potential liability for remedial action regarding the Passaic River, see Note 12. Commitments and Contingent

Liabilities of the Notes. For a discussion of remediation/clean-up actions involving PSE&G and Power, see Item 3. Legal Proceedings.

Uranium Enrichment Decontamination and Decommissioning Fund

In accordance with the EP Act, domestic entities that own nuclear generating stations are required to pay into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. Since these amounts are being collected from PSE&G’s customers over a period of 15 years, this obligation remained with PSE&G following the generation asset transfer to Power in 2000. PSE&G’s obligation for the nuclear generating stations in which it had an interest was $76 million (adjusted for inflation). As of December 31, 2006, PSE&G and Power had both paid their remaining obligations.

New Jersey Operating Permits

The New Jersey Air Pollution Control Act requires that certain sources of air emissions obtain operating permits issued by NJDEP. All of Power’s generating facilities in New Jersey are required to have such operating permits. The costs of compliance associated with any new requirements that may be imposed by these permits in the future are not known at this time and are not included in capital expenditures, but may be material.

Power

Nuclear Fuel Disposal

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

Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactors or away-from- reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). Adequate spent fuel storage capacity is estimated to be available through 2011 for Salem 1 and 2015 for Salem 2. Power completed, in August 2006, construction of an on-site storage facility that will satisfy the spent fuel storage needs of Hope Creek through the end of its current license. Exelon Generation has advised Power that it has a licensed and operational on-site storage facility at Peach Bottom that will satisfy Peach Bottom’s spent fuel storage requirements until at least 2014.

Exelon Generation had previously advised Power that it had signed an agreement with the DOE, applicable to Peach Bottom, under which Exelon Generation would be reimbursed for costs incurred resulting from the DOE’s delay in accepting spent nuclear fuel for permanent storage. Future costs incurred resulting from the DOE delays in accepting spent fuel will be reimbursed annually until the DOE fulfills its obligation to accept spent nuclear fuel. In addition, Exelon Generation and Nuclear are required to reimburse the DOE for the previously received credits from the Nuclear Waste Fund, plus lost earnings. Under this settlement, Power received approximately $27 million for its share of previously incurred storage costs for Peach Bottom, $22 million of which was used for the required reimbursement to the Nuclear Waste Fund. Exelon Generation paid Power approximately $5.4 million for its portion of the spent fuel storage costs reimbursed by the DOE in 2005 for costs incurred between October 1, 2003 and June 30, 2005.

In September 2001, Power filed a complaint in the U.S. Court of Federal Claims seeking damages for Salem and Hope Creek caused by the DOE not taking possession of spent nuclear fuel in 1998. On October 14, 2004, an order to show cause was issued regarding whether the U.S. Court of Federal Claims has jurisdiction over the matter. Power responded to this order in November 2004. On January 31, 2005, the Court dismissed the breach-of-contract claims of Power and three other utilities. Power moved for reconsideration in the U.S. Court of Federal Claims and jointly petitioned for permission to appeal the January 31, 2005 order to the U.S. Court of Appeals for the Federal Circuit. On September 29, 2006, the U.S. Court of Appeals for the Federal Circuit reversed the adverse U.S. Court of Federal Claims jurisdictional ruling and reinstated Power’s claims in the U.S. Court of Federal Claims. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

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

Low Level Radioactive Waste (LLRW)

As a by-product of their operations, nuclear generation units produce LLRW. Such wastes include paper, plastics, protective clothing, water purification materials and other materials. LLRW materials are accumulated on-site and disposed of at licensed permanent disposal facilities. New Jersey, Connecticut and South Carolina have formed the Atlantic Compact, which gives New Jersey nuclear generators, including Power, continued access to the Barnwell LLRW disposal facility which is owned by South Carolina. Power believes that the Atlantic Compact will provide for adequate LLRW disposal for Salem and Hope Creek through the end of their current licenses, although no assurances can be given. Both Power and Exelon have on-site LLRW storage facilities for Salem, Hope Creek and Peach Bottom, which have the capacity for at least five years of temporary storage for each facility. For information regarding Nuclear Spent Fuel Pool, see Note 12. Commitments and Contingent Liabilities of the Notes.

PSE&G

MGP Remediation Program

For information regarding PSE&G’s MGP Remediation Program, see Note 12. Commitments and Contingent Liabilities of the Notes.

ITEM 1A. RISK FACTORS

PSEG, PSE&G, Power and Energy Holdings

The following factors should be considered when reviewing the businesses of PSEG, PSE&G, Power and Energy Holdings. These factors could significantly impact the businesses and cause results to differ materially from those expressed in any statements made by, or on behalf of PSEG, PSE&G, Power or Energy Holdings herein. Some or all of these factors may apply to each of PSEG, PSE&G, Power, Energy Holdings and their respective subsidiaries.

Generation operating performance may fall below projected levels

Power and Energy Holdings

Operating generating stations below expected capacity levels, especially at low-cost nuclear and coal facilities, may result in lost revenues and increased expenses, including replacement power costs. Factors that could cause generating station operations to fall below expected levels include, but are not limited to, the following:

•	breakdown or failure of equipment, processes or management effectiveness;

•	disruptions in the transmission of electricity;

•	labor disputes;

•	fuel supply interruptions or transportation constraints;

•	limitations which may be imposed by environmental or other regulatory requirements;

•	permit limitations; and

•	operator error or catastrophic events such as fires, earthquakes, explosions, floods, acts of terrorism or other similar occurrences.

The potential lost revenues and increased expenses could result in a case where sufficient cash may not be available to service debt. In addition, any prolonged operating performance issues could potentially result in an impairment of the value of the affected facility.

Failure to obtain adequate and timely rate relief could negatively impact results

PSE&G

As a public utility, PSE&G’s rates are regulated. These rates are designed to allow PSE&G the opportunity to recover its operating expenses and earn a fair return on its rate base, which primarily consists of its property, plant and equipment. These rates include its electric and gas tariff rates that are subject to regulation by the BPU as well as its transmission rates that are subject to regulation by FERC. PSE&G’s base rates are set by the BPU for electric distribution and gas distribution and are effective until the time a new rate case is brought to the BPU. These base rate cases generally take place when equity returns fall below reasonable levels. Some categories of costs, such as energy costs, are recovered through adjustment charges that are periodically reset to reflect actual costs. If these costs exceed the amount included in PSE&G’s adjustment charges, there may be a negative impact on cash flows.

If PSE&G does not obtain adequate rate treatment on a timely basis in order to meet its operating expenses, there may be a negative impact on earnings and operating cash flows. PSE&G can give no assurances that tariff relief will be timely or sufficient for it to recover its costs and provide a sufficient return for its investors.

Energy Holdings

Global’s distribution facilities are rate-regulated enterprises. Governmental authorities establish rates charged to customers. While these rates are designed to cover all operating costs and provide a return on investment, Energy Holdings can give no assurances that rates will, in the future, be sufficient to cover Global’s costs and provide a sufficient return on its investments. In addition, future rates may not be adequate to provide cash flow to pay principal and interest on the debt of Global’s subsidiaries and affiliates or to enable its subsidiaries and affiliates to comply with the terms of debt agreements.

Inability to balance energy obligations, available supply and trading risks could negatively impact results

Power and Energy Holdings

The revenues generated by the operation of the generating stations are subject to market risks that are beyond each company’s control. Generation output will either be used to satisfy wholesale contract requirements, other bilateral contracts or be sold into other competitive power markets. Participants in the competitive power markets are not guaranteed any specified rate of return on their capital investments through recovery of mandated rates payable by purchasers of electricity.

Generation revenues and results of operations are dependent upon prevailing market prices for energy, capacity, ancillary services and fuel supply in the markets served.

Power

Power’s energy trading and marketing activities frequently involve the establishment of forward sale positions in the wholesale energy markets on long-term and short-term bases. To the extent that Power has produced or purchased energy in excess of its contracted obligations a reduction in market prices could reduce profitability.

Conversely, to the extent that Power has contracted obligations in excess of energy it has produced or purchased, an increase in market prices could reduce profitability.

If the strategy Power utilizes to hedge its exposures to these various risks is not effective, it could incur significant losses. Power’s substantial market positions can also be adversely affected by the level of volatility in the energy markets that, in turn, depends on various factors, including weather in various geographical areas, short-term supply and demand imbalances and pricing differentials at various geographic locations, which cannot be predicted with any certainty.

Increases in market prices also affect Power’s ability to hedge generation output and fuel requirements as the obligation to post margin increases with increasing prices and, resultingly, could require the maintenance of liquidity resources that would be prohibitively expensive.

Environmental regulations could limit operations

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings are required to comply with numerous statutes, regulations and ordinances relating to the safety and health of employees and the public, the protection of the environment and land use. These statutes, regulations and ordinances are constantly changing. While management believes that PSEG, PSE&G, Power and Energy Holdings have obtained all material approvals currently required to own and operate their respective facilities and that approvals will be issued in a timely manner, significant additional costs could be incurred in order to comply with these requirements. In some cases, the cost of compliance could exceed the marginal value of the facility. Failure to comply with environmental statutes, regulations and ordinances could have a material effect on PSEG, PSE&G, Power and Energy Holdings, including potential civil or criminal liability, the imposition of clean-up liens or fines and expenditures of funds to bring facilities into compliance or possible impairment of the value of the affected facility.

PSEG, PSE&G, Power and Energy Holdings can give no assurance that they will be able to:

•	obtain all required environmental approvals not yet received or that may be required in the future;

•	obtain any necessary modifications to existing environmental approvals;

•	maintain compliance with all applicable environmental laws, regulations and approvals; or

•	recover any resulting costs through future sales.

Delay in obtaining or failure to obtain and maintain in full force and effect any environmental approvals, or delay or failure to satisfy any applicable environmental regulatory requirements, could prevent construction of new facilities, operation of existing facilities or sale of energy from these facilities or could result in significant additional costs.

Power

Many of Power’s generating facilities are located in the State of New Jersey where environmental programs are generally considered to be more stringent in comparison to similar programs in other states. As such, there may be instances where the facilities located in New Jersey are subject to more stringent and, therefore, more costly pollution control requirements than competitive facilities in other states.

Regulatory issues significantly impact operations and profitability

PSEG, PSE&G, Power and Energy Holdings

Federal, state and local authorities impose substantial regulation and permitting requirements on the electric power generation business. Power and Energy Holdings are required to comply with numerous laws and regulations and to obtain numerous governmental permits in order to operate generation stations. In addition, PSE&G’s and certain of Global’s distribution facilities could be subject to financial penalties if reliability performance standards are not met.

PSEG, PSE&G, Power and Energy Holdings can give no assurance that existing regulations will not be revised or reinterpreted, that new laws and regulations will not be adopted or become applicable or that future changes in laws and regulations, including the possibility of reregulation in some deregulated markets, will not have a detrimental effect on their respective businesses.

Power and Energy Holdings

Power and Energy Holdings believe that they have obtained all material energy-related federal, state and local approvals currently required to operate their respective generation stations and sell energy output, including MBR authority from FERC. Although not currently required, additional regulatory approvals may be required in the future due to changes in laws and regulations or for other reasons. No assurance can be given that Power and Energy Holdings will be able to obtain any required regulatory approval in the future, or that they will be able to obtain any necessary extensions in receiving any required regulatory approvals.

Power is also subject to pervasive regulation by the NRC with respect to the operation of nuclear generation stations. This regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety, environmental and personnel management requirements. The NRC also requires continuous demonstrations that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generation unit may operate.

Any failure to obtain or comply with any required regulatory approvals could materially adversely affect Power’s and Energy Holdings’ ability to operate generation stations or sell electricity to third parties.

In addition, there is also a risk to Power and Energy Holdings if states decide to turn away from competition and allow regulated utilities to continue to own or reacquire and operate generating stations in a regulated and potentially uneconomical manner, or to encourage rate-based treatment for the construction of new base-load generating units. This has already occurred in certain states. The lack of consistent rules in markets outside of PJM can negatively impact the competitiveness of Power’s plants.

Moreover, current rules being developed at FERC, at DOE and at PJM with respect to the access to and construction of transmission and the allocation of costs for such construction may have the effect of altering the level playing field between transmission options and generation options, which could have a competitive impact upon PSEG and Power.

Availability of adequate power transmission facilities

PSEG, PSE&G, Power and Energy Holdings

The ability to sell and deliver electric energy products may be adversely impacted and the ability to generate revenues may be limited if:

•	transmission is disrupted;

•	transmission capacity is inadequate; or

•	a region’s power transmission infrastructure is inadequate.

Inability to access sufficient capital in the amounts and at the times needed

PSEG, PSE&G, Power and Energy Holdings

Capital for projects and investments has been provided by internally-generated cash flow, equity issuances by PSEG and borrowings by PSEG, PSE&G, Power, Energy Holdings and their respective subsidiaries. Continued access to debt capital from outside sources is required in order to efficiently fund the cash flow needs of the businesses. The ability to arrange financing and the costs of capital depend on numerous factors including, among other things, general economic and market conditions, the availability of credit from banks and other financial institutions, investor confidence, the success of current projects and the quality of new projects.

The ability to access sufficient capital in the bank and debt capital markets is dependent upon current and future capital structure, performance, financial condition and the availability of capital at a reasonable economic cost. As a result, no assurance can be given that PSEG, PSE&G, Power or Energy Holdings will be successful in obtaining financing for projects and investments or funding the equity commitments required for such projects and investments in the future.

Counterparty credit risks or a deterioration of credit quality

PSEG, PSE&G, Power and Energy Holdings

As market prices for energy and fuel fluctuate, Power’s forward energy sale and forward fuel purchase contracts could require substantial collateral requiring Power to source additional liquidity during periods when Power’s ability to source such liquidity may be limited. Also, in connection with its energy trading activities, Power must meet credit quality standards required by counterparties. Standard industry contracts generally require trading counterparties to maintain investment grade ratings. These same contracts provide reciprocal benefits to Power. If Power loses its investment grade credit rating, ER&T would have to provide additional collateral in the form of letters of credit or cash, which would significantly impact the energy trading business. This would increase Power’s costs of doing business and limit its ability to successfully conduct energy trading operations.

Power sells generation output through the execution of bilateral contracts. These contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual obligations. Any failure to perform on the part of these counterparties could have a material impact on PSEG’s and Power’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Power is required to post collateral with purchasers. Collateral posting requirements for BGS contracts in particular are one-sided. If market prices fall below BGS contracted price levels for a single contract, power purchasers are not required to post collateral with Power. However, such margin positions can be netted against margin due from Power in other BGS contracts with the same counterparty.

Substantial competition from well-capitalized participants in the worldwide energy markets

PSEG, PSE&G, Power and Energy Holdings

Restructuring of worldwide energy markets is creating opportunities for, and substantial competition from, well-capitalized entities that may adversely affect the ability of PSEG, PSE&G, Power and Energy Holdings to make investments on favorable terms and achieve growth objectives. Increased competition could contribute to a reduction in prices offered for power and could result in lower returns which may affect PSEG’s, PSE&G’s, Power’s and Energy Holdings’ ability to service their respective outstanding indebtedness, including short-term debt. Some of the competitors include:

•	merchant generators;

•	banks, funds and other financial entities;

•	domestic and multi-national utility generators;

•	energy marketers;

•	fuel supply companies; and

•	affiliates of other industrial companies.

As a holding company, the ability to service debt could be limited

PSEG and Energy Holdings

PSEG and Energy Holdings are holding companies with no material assets other than the stock or membership interests of their subsidiaries and project affiliates. As such, PSEG and Energy Holdings depend on their respective subsidiaries’ and project affiliates’ cash flow and their respective access to capital in order to service their indebtedness. Each of PSEG’s and Energy Holdings’ respective subsidiaries and project affiliates are separate and distinct legal entities that have no obligation, contingent or otherwise, to pay any amounts when due on PSEG’s or Energy Holdings’ debt or to make any funds available to pay such amounts. As a result, PSEG’s and Energy Holdings’ debt will effectively be subordinated to all existing and future debt, trade creditors, and other liabilities of their respective subsidiaries and project affiliates and PSEG’s and Energy Holdings’ rights and hence the rights of their respective creditors to participate in any distribution of assets of any subsidiary or project affiliate upon its liquidation or reorganization or otherwise would be subject to the prior claims of that subsidiary’s or project affiliate’s creditors, except to the extent that PSEG’s or Energy Holdings’ claims as a creditor of such subsidiary or project affiliate may be recognized.

In addition, Energy Holdings’ subsidiaries’ project-related debt agreements generally restrict the subsidiaries’ ability to pay dividends, make cash distributions or otherwise transfer funds. These restrictions may include achieving and maintaining financial performance or debt coverage ratios, absence of events of default, or priority in payment of other current or prospective obligations. Also, Energy Holdings is structurally designed to be able to meet its obligations without any support from its parent, PSEG. These restrictions could further restrict Energy Holdings’ ability to service its outstanding indebtedness.

Adverse international developments could negatively impact results

Energy Holdings

A component of PSEG’s and Energy Holdings business is international distribution and generation, primarily in Chile and Peru. The economic and political conditions in certain countries where Global has interests present risks that may be different than those found in the U.S. which could affect the value of its investments, cash flows from projects and make it more difficult to obtain non-recourse project refinancing on suitable terms or could impair Global’s ability to enforce its rights under agreements relating to such projects. Such risks include:

•	expropriation or nationalization of energy assets;

•	renegotiation or abrogation of existing contracts; and

•	changes in law or tax policy.

Operations in foreign countries also present risks associated with currency exchange rates and convertibility, inflation and repatriation of earnings. In some countries, economic and monetary conditions and other factors could affect Global’s ability to convert its cash distributions to U.S. Dollars or other freely convertible currencies, or to move funds offshore from these countries. Furthermore, the central bank of any of these countries may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors.

Inability to realize tax benefits

Energy Holdings

Through its leveraged lease investments, Resources acquired an asset by investing equity representing approximately 15% to 20% of the cost of the asset and incurring non-recourse lease debt for the balance. As the owner, Resources is entitled to depreciate the asset under applicable federal and state tax guidelines and receives income from the tax benefits associated with interest and depreciation deductions with respect to the leased property. The ability of Resources to realize these tax benefits is dependent on operating income generated by its affiliates and allocated pursuant to PSEG’s consolidated tax sharing agreement. A reduction of operating income could impair Resources’ ability to receive such benefits, which would result in a reduction of earnings and cash flows. In addition, during 2006, the IRS disallowed certain deductions associated with some of the leveraged leases which have been designated by the IRS as listed transactions. For additional information see Note 12. Commitments and Contingent Liabilities of the Notes. Any material disallowance of deductions could impact Energy Holdings’ earnings and ability to service its outstanding indebtedness.

Decreases in the value of the pension and other postretirement assets could require additional funding

PSEG, PSE&G, Power and Energy Holdings

Adverse changes in the rates of return or performance of the investments in which the pension and other postretirement trust assets are held could lower the value of the funds and the trust assets. Such a decline in value could result in additional funding obligations to meet the applicable legal and regulatory requirements. To the extent that these additional funding obligations are significant, this could impact PSEG’s, PSE&G’s, Power’s and Energy Holdings’ ability to service debt.

Changes in technology may make power generation assets less competitive

Power and Energy Holdings

A key element of the business plan is that generating power at central power plants produces electricity at relatively low cost. There are alternative technologies to produce electricity that continue to attract capital for research and development, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells. It is possible that advances in technology will reduce the cost of alternative methods of producing electricity to a level that is competitive with that of most central station electric production. If this were to happen, Power’s and Energy Holdings’ market share could be eroded and the value of their respective power plants could be significantly impaired. Changes in technology could also alter the channels through which retail electric customers buy electricity, which could affect financial results.

Insurance coverages may not be sufficient

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings have insurance for their respective facilities, including:

•	all-risk property damage insurance;

•	commercial general public liability insurance;

•	boiler and machinery coverage;

•	nuclear liability; and

•	for nuclear generating units, replacement power and business interruption insurance in amounts and with deductibles that management considers appropriate.

PSEG, PSE&G, Power and Energy Holdings can give no assurance that this insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of their respective facilities will be sufficient to fund future payments on debt. Additionally, some properties may not be insured in the event of an act of terrorism.

Recession, acts of war or terrorism

PSEG, PSE&G, Power and Energy Holdings

The consequences of a prolonged recession and adverse market conditions may include the continued uncertainty of energy prices and the capital and commodity markets. Management cannot predict the impact of any continued economic slowdown, reduced growth rate in energy usage or fluctuating energy prices; however, such impact could have a material adverse effect on PSEG’s, PSE&G’s, Power’s and Energy Holdings’ financial condition, results of operations and net cash flows.

Major industrial facilities, generation plants, fuel storage facilities and transmission and distribution facilities may be targets of terrorist activities that could result in disruption of PSE&G’s, Power’s or Energy Holdings’ ability to produce or distribute some portion of their respective energy products. Any such disruption could result in a significant decrease in revenues and/or significant additional costs to repair, which could have a material adverse impact on the financial condition, results of operation and net cash flows of PSEG, PSE&G, Power and Energy Holdings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PSEG

None.

PSE&G, Power and Energy Holdings

Not Applicable.

ITEM 2. PROPERTIES

PSEG and Services

PSEG does not own any property. All property is owned by PSEG’s subsidiaries.

Services leases a 25-story office tower for PSEG’s corporate headquarters at 80 Park Plaza, Newark, New Jersey, together with an adjoining three-story building. In addition, Services owns the Maplewood Test Services Facility in Maplewood, New Jersey.

PSEG believes that it and its subsidiaries maintain adequate insurance coverage against loss or damage to plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost.

PSE&G

PSE&G’s First and Refunding Mortgage (Mortgage), securing the bonds issued thereunder, constitutes a direct first mortgage lien on substantially all of PSE&G’s property.

PSE&G’s electric lines and gas mains are located over or under public highways, streets, alleys or lands, except where they are located over or under property owned by PSE&G or occupied by it under easements or other rights. These easements and other rights are deemed by PSE&G to be adequate for the purposes for which they are being used.

PSE&G believes that it maintains adequate insurance coverage against loss or damage to its principal properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost.

Electric Transmission and Distribution Properties

As of December 31, 2006, PSE&G’s transmission and distribution system included approximately 21,745 circuit miles, of which approximately 7,710 circuit miles were underground, and approximately 804,936 poles, of which approximately 538,811 poles were jointly-owned. Approximately 99% of this property is located in New Jersey.

In addition, as of December 31, 2006, PSE&G owned four electric distribution headquarters and five subheadquarters in four operating divisions, all located in New Jersey.

Gas Distribution Properties

As of December 31, 2006, the daily gas capacity of PSE&G’s 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,973,000 therms (approximately 2,886,000 cubic feet on an equivalent basis of 1.030 Btu/cubic foot) as shown in the following table:

Plant	Location	Daily Capacity (Therms)
Burlington LNG	Burlington, NJ	773,000
Camden LPG	Camden, NJ	280,000
Central LPG	Edison Twp., NJ	960,000
Harrison LPG	Harrison, NJ	960,000

Total		2,973,000

As of December 31, 2006, PSE&G owned and operated approximately 17,556 miles of gas mains, owned 12 gas distribution headquarters and two subheadquarters, all in three operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 62 natural gas metering or regulating stations, all located in New Jersey, of which 28 were located on land owned by customers or natural gas pipeline suppliers and were operated under lease, easement or other similar arrangement. In some instances, the pipeline companies owned portions of the metering and regulating facilities.

Office Buildings and Facilities

PSE&G rents office space from Services as its headquarters in Newark, New Jersey. PSE&G also leases office space at various locations throughout New Jersey for district offices and offices for various corporate groups and services. PSE&G also owns various other sites for training, testing, parking, records storage, research, repair and maintenance, warehouse facilities and for other purposes related to its business.

In addition to the facilities discussed above, as of December 31, 2006, PSE&G owned 42 switching stations in New Jersey with an aggregate installed capacity of 22,809 megavolt-amperes and 244 substations with an aggregate installed capacity of 7,790 megavolt-amperes. In addition, four substations in New Jersey having an aggregate installed capacity of 109 megavolt-amperes were operated on leased property.

Power

Power rents office space from Services as its headquarters in Newark, New Jersey. Other leased properties include office, warehouse, classroom and storage space, primarily located in New Jersey. Power also owns the Central Maintenance Shop at Sewaren, New Jersey.

Power has a 57.41% ownership interest in approximately 13,000 acres in the Delaware River Estuary region to satisfy the condition of the NJPDES permit issued for Salem. Power also owns several other facilities, including the on-site Nuclear Administration and Processing Center buildings.

Power has a 13.91% ownership interest in the 650-acre Merrill Creek Reservoir in Warren County, New Jersey and approximately 2,158 acres of land surrounding the reservoir. The reservoir was constructed to store water for release to the Delaware River during periods of low flow. Merrill Creek is jointly-owned by seven companies that have generation facilities along the Delaware River or its tributaries and use the river water in their operations.

Power believes that it maintains adequate insurance coverage against loss or damage to its plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Note 12. Commitments and Contingent Liabilities of the Notes.

As of December 31, 2006, Power’s share of installed generating capacity was 14,639 MW, as shown in the following table:

OPERATING POWER PLANTS

Name	Location	Total Capacity (MV)	% Owned	Owned Capacity (MV)	Principal Fuels Used	Mission
Steam:
Hudson	NJ	991	100%	991	Coal/Gas	Load Following
Mercer	NJ	648	100%	648	Coal/Gas	Load Following
Sewaren	NJ	453	100%	453	Gas/Oil	Load Following
Keystone(A)(B)	PA	1,700	23%	388	Coal	Base Load
Conemaugh(A)(B)	PA	1,700	23%	382	Coal	Base Load
Bridgeport Harbor	CT	518	100%	518	Coal/Oil	Base Load
New Haven Harbor	CT	455	100%	455	Oil/Gas	Load Following

Total Steam		6,465		3,835

Nuclear:
Hope Creek	NJ	1,061	100%	1,061	Nuclear	Base Load
Salem 1 & 2(A)	NJ	2,304	57%	1,323	Nuclear	Base Load
Peach Bottom 2 & 3(A)(C)	PA	2,224	50%	1,112	Nuclear	Base Load

Total Nuclear		5,589		3,496

Combined Cycle:
Bergen	NJ	1,225	100%	1,225	Gas/Oil	Load Following
Linden	NJ	1,186	100%	1,186	Gas	Load Following
Lawrenceburg(F)	IN	1,080	100%	1,080	Gas	Load Following
Bethlehem	NY	793	100%	793	Gas	Load Following

Total Combined Cycle		4,284		4,284

Combustion Turbine:
Essex	NJ	617	100%	617	Gas/Oil	Peaking
Edison	NJ	504	100%	504	Gas/Oil	Peaking
Kearny	NJ	443	100%	443	Gas/Oil	Peaking
Burlington	NJ	557	100%	557	Gas/Oil	Peaking
Linden	NJ	340	100%	340	Gas/Oil	Peaking
Mercer	NJ	129	100%	129	Oil	Peaking
Sewaren	NJ	129	100%	129	Oil	Peaking
Bergen	NJ	21	100%	21	Gas	Peaking
National Park	NJ	21	100%	21	Oil	Peaking
Kearny	NJ	21	100%	21	Gas	Peaking
Salem(A)	NJ	38	57%	22	Oil	Peaking
Bridgeport Harbor	CT	15	100%	15	Oil	Peaking

Total Combustion Turbine		2,835		2,819

Internal Combustion:
Conemaugh(A)(B)	PA	11	23%	2	Oil	Peaking
Keystone(A)(B)	PA	11	23%	3	Oil	Peaking

Total Internal Combustion		22		5

Pumped Storage:
Yards Creek(A)(D)(E)	NJ	400	50%	200	Peaking

Total Operating Generation Plants		19,595		14,639

(A)	Power’s share of jointly-owned facility.

(B)	Operated by Reliant Energy.

(C)	Operated by Exelon Generation.

(D)	Operated by JCP&L.

(E)	Excludes energy for pumping and synchronous condensers.

(F)	On December 29, 2006, Power entered into an agreement to sell Lawrenceburg. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes.

As of December 31, 2006, Power had generating capacity in construction or advanced development, as shown in the following table:

POWER PLANTS IN ADVANCED DEVELOPMENT

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used	Scheduled In Service Date
Nuclear Uprates	NJ/PA	160	Various	142	Nuclear	2007-2008

Total Advanced Development.		160		142

Projected Capacity	Total Owned Capacity (MW)
Total Owned Operating Generation Plants	14,639
Advanced Development	142
Less: Planned Sales	(1,080)

Projected Capacity	13,701

Energy Holdings

Energy Holdings rents office space from Services as its headquarters in Newark, New Jersey.

Energy Holdings believes that it maintains adequate insurance coverage for properties in which its subsidiaries have an equity interest, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost.

Global has invested in the following generation facilities that were in operation as of December 31, 2006:

OPERATING POWER PLANTS

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used
United States(A)
Texas Independent Energy, L.P. (TIE) Guadalupe Power Partners, LP (Guadalupe)	TX	1,000	100%	1,000	Natural gas
Odessa-Ector Power Partners, L.P. (Odessa)	TX	1,000	100%	1,000	Natural gas

Total TIE		2,000		2,000
Kalaeloa Partners L.P. (Kalaeloa)	HI	208	50%	104	Oil
GWF Power Systems, L.P. (GWF)	CA	105	50%	53	Petroleum coke
Hanford L.P. (Hanford)	CA	27	50%	13	Petroleum coke
GWF Energy LLC (GWF Energy)
Hanford—Peaker Plant	CA	95	60%	57	Natural gas
Henrietta—Peaker Plant	CA	97	60%	58	Natural gas
Tracy—Peaker Plant	CA	171	60%	103	Natural gas

Total GWF Energy		363		218
Bridgewater	NH	16	40%	6	Biomass
Conemaugh	PA	15	4%	1	Hydro

Total United States		2,734		2,395

International
PPN Power Generating Company Limited (PPN)	India	330	20%	66	Naphtha/Natural gas
Prisma
Crotone	Italy	20	43%	9	Biomass
Bando D’Argenta I	Italy	20	85%	17	Biomass
Strongoli	Italy	40	43%	17	Biomass

Total Prisma		80		43
Electroandes	Peru	180	100%	180	Hydro
Turboven
Maracay	Venezuela	60	50%	30	Natural gas
Cagua	Venezuela	60	50%	30	Natural gas

Total Turboven		120		60
Turbogeneradores de Maracay (TGM)	Venezuela	40	9%	4	Natural gas
					Natural gas/
SAESA Group	Chile	120	100%	120	Gas/Oil/Hydro/Wind

Total International		870		473

Total Operating Power Plants		3,604		2,868

(A)	On December 22, 2006, Global entered into an agreement to sell its 34.5% interest in Thermal Energy Development Partnership, L.P. which owns the 21 MW biomass-fueled Tracy project in California and therefore, has been excluded. The sale closed in January 2007. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes.

Domestic Generation

TIE

Global owns 100% of TIE which owns and operates two electric generation facilities, one in Guadalupe County in south central Texas (Guadalupe) and one in Odessa in western Texas (Odessa). Approximately 30% of the total expected output of TIE for 2007 has been sold via bilateral agreements and additional bilateral sales for peak and off-peak services will be signed as the year progresses. Any remaining uncommitted output is sold in the Texas spot market. Included in the amounts above is a 350 MW daily capacity call option at Odessa that expires on December 31, 2010.

Kalaeloa

Global’s 50% partner in Kalaeloa is a power fund managed by Harbert Power Corporation (Harbert). All of the electricity generated by the Kalaeloa power plant is sold to the Hawaiian Electric Company, Inc. (HECO) under a PPA expiring in May 2016. Under a steam purchase and sale agreement expiring in May 2016, the Kalaeloa power plant supplies steam to the adjacent Tesoro refinery. The primary fuel, low sulfur fuel oil, is provided from the adjacent Tesoro refinery under a long-term all requirements contract. The refinery is interconnected to the power plant by a pipeline and preconditions the fuel oil prior to delivery. Back-up fuel supply is provided by HECO.

The two combustion turbines of Kalaeloa were upgraded in 2004 resulting in both an increase in the net plant output by approximately 20 MW and an improvement in the efficiency of consuming fuel. As a result of the upgrades, Kalaeloa and HECO entered into two amendments to the PPA. The amendments were effective upon final approval from the Public Utility Commission of the State of Hawaii in September 2005. The amendments increased Kalaeloa’s firm capacity and associated energy sales to HECO from 180 MW to 208 MW.

GWF and Hanford

Global and an affiliate of Harbert each own 50% of GWF. PPAs for the five GWF Bay Area plants’ net output are in place with Pacific Gas and Electric Company (PG&E) ending in 2020 and 2021. GWF acquires the petroleum coke used to fuel its plants through contracts with three local oil refineries with minimum volumes nominated by GWF annually and price negotiated between the parties either semi-annually or annually. Three of the five GWF plants have been modified to burn a wider variety of petroleum coke products to mitigate fuel supply and pricing risk.

Global and an affiliate of Harbert each own 50% of Hanford. A PPA for the plant’s net output is in place with PG&E ending in August 2011. Hanford acquires the petroleum coke fired in its plant through a contract with a refinery with price negotiated semi-annually.

Hanford, Henrietta and Tracy Peaker Plants

GWF Energy, which is 60% owned by Global and 40% owned by a power fund managed by Harbert, owns and operates three peaker plants in California. Global owned approximately 75% of GWF Energy until February 2004 when it sold a 14.9% interest to Harbinger for approximately $14 million. The output of these plants is sold under a PPA with the California Department of Water Resources (DWR) with maturities in 2011 and 2012. DWR has the right to schedule energy and/or reserve capacity from each unit of the three plants for a maximum of 2,000 hours each year. Energy and capacity not scheduled by DWR is available for sale by GWF Energy. DWR supplies the natural gas when the units are scheduled for dispatch by DWR. GWF Energy obtains the natural gas used to fuel its plants for non-DWR sales from the spot market on a non-firm basis.

International Generation

India

PPN

Global owns a 20% interest in PPN located in Tamil Nadu, India. Global’s partners include the Apollo Infrastructure Company Ltd., with a 46.9% interest, Marubeni Corporation, with a 26% interest, Housing

Development Finance Corporation (HDFC) and HDFC Life Insurance Corporation, with a 5% and 2.1% interest respectively. PPN has entered into a PPA for the sale of 100% of its output to the State Electricity Board of Tamil Nadu (TNEB) for 30 years, with an agreement to take-or-pay equal to a plant load factor of at least 68.5%.

Italy

Prisma

Global owns an 85% interest in Prisma which indirectly owns and operates three biomass generation plants in Italy through its ownership of 100% of San Marco Bioenergie S.p.A., which owns a 20 MW plant, and 50% of Biomasse, a partnership with Api Holding S.p.A., which owns two plants totaling 60 MW. Global records Prisma’s investment in Biomasse as an equity method investment due to Global’s approximate 43% indirect ownership in Biomasse. The output of the plants is sold under power purchase agreements with the Italian national grid (CIP contracts), which include a premium for the renewable energy output. These contracts expire from 2009 through 2012. For additional information relating to Prisma, see Note 12. Commitments and Contingent Liabilities of the Notes.

Peru

Electroandes

Global owns a 100% interest in Electroandes located in Peru. Electroandes’ main assets include four hydroelectric facilities with a combined installed capacity of 180 MW and 437 miles of transmission lines located in the central Andean region east of Lima. Electroandes’ revenues were obtained through various PPAs, denominated in U.S. Dollars. Electroandes has contracted for 95% and 91% in 2007 and 2008, respectively, and over 50% for 2009 and 2010. Approximately 75% of the PPAs in 2007 are with unregulated customers with a more balanced split between regulated and unregulated in 2008 and beyond.

Venezuela

Turboven

The facilities in Maracay and Cagua are owned and operated by Turboven, an entity which is jointly-owned by Global (50%) and Corporacion Industrial de Energia (CIE). PPAs expiring between 2007 and 2011 have been entered into for the sale of approximately 40% of the output of Maracay and Cagua to various industrial customers. The PPAs are structured to provide energy only with minimum take provisions. Fuel costs are passed through directly to customers and the energy tariffs are calculated in U.S. Dollars and paid in local currency. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes for a discussion of recent events in Venezuela.

TGM

Global has a 9% indirect interest in TGM through a partnership with CIE. TGM sells all of the energy produced under a PPA with Manufacturas del Papel (MANPA), a paper manufacturing concern located in Maracay. MANPA and CIE have common controlling shareholders. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes for a discussion of recent events in Venezuela.

Electric Distribution Facilities

Global has invested in the following major distribution systems:

Name	Location	Number of Customers	Global’s Ownership Interest
SAESA Group	Chile	617,000	100%
Chilquinta	Chile	534,000	50%
LDS	Peru	788,000	38%

Total		1,939,000

Chile and Peru

SAESA Group

Global owns a 99.99% equity interest in SAESA, 98.99% of Empresa Electrica de la Frontera S.A. (Frontel) and 100% of PSEG Generacion y Energia Chile Limitada (Generacion), collectively known as the SAESA Group. The SAESA Group consists of four distribution companies and one transmission company that provide electric service to 390 cities and towns over 900 miles in southern Chile and a generating company. The SAESA Group has 120 MW of installed generating capacity in operation (46 MW of natural gas-fired peaker capacity, 51 MW oil-fired, 21 MW hydro and 2 MW wind). The transmission company, Sistema de Transmision del Sur S.A. (STS), provides transmission services to electric generation facilities that have PPAs with distributors in Regions VIII, IX and X and has installed transformation capacity of 918 megavolt-amperes.

The SAESA Group also owned a 50% interest in an Argentine distribution company, Empresa de Energia Rio Negro S.A., which provides generation, transmission and distribution services to approximately 147,000 customers in the Province of Rio Negro, Argentina, but was sold in the last quarter of 2006. The management of the SAESA Group is organized and administered according to a centralized administrative structure designed to maximize operational synergies. For additional information related to the SAESA Group, see Item 1. Business—Regulatory Issues.

Chilquinta and LDS

Global and Sempra Energy (Sempra), each own 50% of the shares of Chilquinta, an energy distribution company with numerous energy holdings, based in Valparaiso, Chile. Following the sale in 2004 of 12% of the shares of LDS to the public, Global and Sempra own 75.9% of LDS, an electric distribution company located in Lima, Peru. As part of the Chilquinta and LDS investments, Global and Sempra also own Tecnored and Tecsur, located in Chile and Peru, respectively. These companies provide procurement and contracting services to Chilquinta, LDS and others.

As equal partners, Global and Sempra share in the management of Chilquinta and LDS. However, Sempra has assumed lead operational responsibilities at Chilquinta, while Global has assumed lead operational responsibilities at LDS. The shareholders’ agreement provides for important veto rights over major partnership decisions including dividend policy, budget approvals, management appointments and indebtedness.

Chilquinta operates under a non-exclusive perpetual franchise within Chile’s Region V which is located just north and west of Santiago. Global believes that direct competition for distribution customers would be uneconomical for potential competitors. LDS operates under an exclusive, perpetual franchise in the southern portion of the city of Lima and in an area just south of the city along the coast serving a population of approximately 3.2 million. Both Chilquinta and LDS purchase energy for distribution from generators in their respective markets on a contract basis. For additional information related to Chilquinta and LDS, see Item 1. Business—Regulatory Issues.

ITEM 3. LEGAL PROCEEDINGS

PSE&G

In November 2001, Consolidated Edison Company of New York, Inc. (Con Edison) filed a complaint against PSE&G, PJM and NYISO with FERC asserting a failure to comply with agreements between PSE&G and Con Edison covering 1,000 MW of transmission. PSE&G denied the allegations set forth in the complaint. An Initial Decision issued by an ALJ in April 2002 upheld PSE&G’s claim in part but also accepted Con Edison’s contentions in part. In December 2002, FERC issued an order modifying the Initial Decision and remanding a number of issues to the ALJ for additional hearings, including issues related to the development of protocols to implement the findings of the order and regarding Phase II of the complaint. The ALJ issued an Initial Decision on the Phase II issues in June 2003 and in August 2004, FERC issued its decision on Phase II issues. While those decisions were largely favorable to PSE&G, PSE&G sought rehearing as to certain issues, as did Con Edison. Those rehearing applications are currently pending.

The August 2004 order required that PJM, NYISO, Con Edison and PSE&G meet for the purpose of developing operational protocols to implement FERC’s directives. On February 18, 2005, NYISO, PJM and

PSE&G submitted a joint compliance filing pursuant to FERC’s August 2004 decision. FERC approved the joint proposals on May 18, 2005 and they took effect on July 1, 2005. In subsequent filings to FERC regarding the efficacy of these protocols, Con Edison continues to claim that the obligations under the agreements as interpreted by the FERC’s orders are not being met. In December 30, 2005 and January 19, 2007 filings with FERC, Con Edison claims to have incurred $111 million in damages, and has requested FERC to require refunds of this amount. To the extent that this claim is directed at PSE&G, PSE&G believes that the claim has no legal basis and that, in any event, PSE&G has meritorious defenses to the claim. PJM, NYISO, Con Edison and PSE&G have agreed to a work plan under which they will attempt, during the Spring of 2007, to address operational issues associated with the protocols and to address Con Edison’s refund claim. Con Edison has also requested that, if these settlement discussions are not successful, that FERC convene judge-mediated settlement discussions, to be followed by hearings if necessary. The scope of the discussions envisioned under the work plan are not currently expected, however, to encompass a comprehensive review of all matters raised in the November 2001 complaint or the pending rehearing requests of the FERC’s orders. As this matter is currently pending before FERC, PSEG and PSE&G are unable to predict the outcome of this proceeding.

Energy Holdings

India

Global has a 20% ownership interest in PPN, which sells its output under a long-term PPA with the TNEB. TNEB has not made full payment to PPN for the purchase of energy under the PPA. Resolution of the past due receivables against which PPN has established reserves was expected to be achieved in 2005 by a joint working group including the Central Electric Authority (CEA), PPN and TNEB. However, in the latter part of 2005, the CEA reportedly stated that it had no jurisdiction in the matter and referred the parties to the Tamil Nadu Electric Regulatory Commission (TNERC). Neither PPN nor Global believe that TNERC has jurisdiction over Capital Cost Approval, a significant component of the receivables reserve. An adverse outcome concerning the disputed Capital Cost Approvals could result in impairment of this investment.

On March 26, 2004, Global and El Paso Energy Corporation (which sold its ownership interest in PPN in 2005) filed a notice of arbitration on behalf of PPN against TNEB under the arbitration clause of the PPA, asserting that they have the right as minority shareholders to protect the contractual rights of PPN where PPN has failed to exercise those rights itself. In response, PPN filed a petition for an anti-suit injunction against the arbitration. Global successfully defended against the petition in two lower courts. PPN has filed its final appeal in the Supreme Court of India (SLP Civil No. 23169). Hearings that began on January 24, 2005 have resulted in a stay of PSEG’s continued actions in the arbitral court pending a decision by the Indian Supreme Court, which is expected in due course.

On December 30, 2006, Global petitioned the Company Law Board (Law Board) in Chennai, India to withdraw, without prejudice, its case against certain other members of PPN’s Board of Directors, PPN management and certain other PPN shareholders for failure to act in PPN’s best interest and other assertions. The Law Board issued the order as requested and the other parties did not object. The withdrawal of the Law Board case is expected to result in an eventual dismissal of the injunction against the arbitration described above.

As of December 31, 2006, Global’s total investment in PPN was approximately $34 million.

Turkey

From about 1995 through 2001, Global and its partners expended approximately $12 million towards the construction of a power plant in the Konya-Ilgin region of Turkey. In 2001, Turkey passed legislation and otherwise deprived Global of rights and fair and equitable treatment and expropriated Global’s Concession contract for the power plant project without compensation, despite the Turkish Government’s obligation to compensate Global for its costs under the existing contract and Turkish law. In 2002, Global initiated arbitration before the International Centre for Settlement of International Disputes seeking return of sunk costs, lost profits, interest and attorney fees and costs. A decision in this matter was made in January 2007 under which the Turkish Government will be required to pay Global and its partners approximately $20 million for sunk costs, interest and arbitration fees. After legal contingency fees, Global expects to receive approximately $7 million, after tax, for its share of the project. Global expects to receive payment in the second quarter of 2007.

PSEG, PSE&G, Power and Energy Holdings

In addition to matters discussed above, see information on the following proceedings at the pages indicated for PSEG and each of PSE&G, Power and Energy Holdings as noted:

(1)	Page 16. (PSEG, PSE&G and Power) FERC proceedings with MISO and PJM relating to RTOR and SECA methodology, Docket No. ER05-6-000 et al.

(2)	Page 16. (PSEG, PSE&G and Power) FERC proceeding relating to PJM Long-Term Transmission Rate Design, Docket No. EL05-121-000.

(3)	Page 18. (Power) PSEG Power Connecticut’s filing with FERC on November 17, 2004, Docket No. ER05-231-000, to request RMR compensation.

(4)	Page 18. (PSEG, PSE&G and Power) PJM Reliability Pricing Model filed with FERC on August 31, 2005, Docket Nos. ERO5-1410-000 and EL05-148-000.

(5)	Page 22. (PSEG and PSE&G) BPU proceeding on August 1, 2005 relating to ratepayer protections due to repeal of PUHCA under the Energy Policy Act of 2005. Docket No. AX05070641.

(6)	Page 23. (PSE&G) BPU proceeding relating to Electric Base Rate Case financial review, Docket No. ER02050303.

(7)	Page 23. (PSE&G) PSE&G’s BGSS Commodity filing with the BPU on May 28, 2004, Docket No. GR04050390.

(8)	Page 24. (PSE&G) Remediation Adjustment Clause filing with the BPU on April 25, 2005, Docket No. GR05040383.

(9)	Page 24. (PSE&G) PSE&G Petition for increase of gas base rates filed with BPU on September 30, 2005, Docket No. GR05100845.

(10)	Page 24. (PSE&G) Deferral Proceeding filed with the BPU on August 28, 2002, Docket No. EX02060363, and Deferral Audit beginning on October 2, 2002 at the BPU, Docket No. EA02060366.

(11)	Page 25. (PSE&G) BPU Order dated December 23, 2003, Docket No. EO02120955 relating to the New Jersey Interim Clean Energy Program.

(12)

Page 29. (Power) Power’s Petition for Review filed in the United States Court of Appeals for the District of Columbia Circuit on July 30, 2004 challenging the final rule of the United States Environmental Protection Agency entitled “National Pollutant Discharge Elimination System—Final Regulations to Establish Requirements for Cooling Water Intake Structures at Phase II Existing Facilities,” now transferred to and venued in the United States Court of Appeals for the Second Circuit with Docket No. 04-6696-ag.

(13)

Page 31. (Power) Filing of Complaint by Nuclear against the DOE on September 26, 2001 in the U.S. Court of Federal Claims, Docket No. 01-0551C seeking damages caused by DOE’s failure to take possession of spent nuclear fuel. The complaint was amended to include PSE&G as a prior owner in interest.

(14)

Page 152. (PSE&G) Investigation Directive of NJDEP dated September 19, 2003 and additional investigation Notice dated September 15, 2003 by the EPA regarding the Passaic River site. Docket No. EX93060255.

(15)	Page 153. (Power) PSE&G’s MGP Remediation Program instituted by NJDEP’s Coal Gasification Facility Sites letter dated March 25, 1988.

(16)	Page 155. (Energy Holdings) Italian government investigation regarding allegations of violations of Prisma’s air permit for the San Marco facility.

PSE&G and Power

In addition, see the following environmental related matters involving governmental authorities. PSE&G and Power do not expect expenditures for any such site relating to the items listed below, individually or for all such current sites in the aggregate, to have a material effect on their respective financial condition, results of operations and net cash flows.

(1) Claim made in 1985 by the U.S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York, for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G’s knowledge there has been no action on this matter since 1988.

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

(3) Various Spill Act directives were issued by NJDEP to PRPs, including PSE&G with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey, ordering payment of costs associated with operation and maintenance, interim remedial measures and a Remedial Investigation and Feasibility Study (RI/FS) in excess of $25 million. The directives also sought reimbursement of NJDEP’s past and future oversight costs and the costs of any future remedial action.

(4) Claim by the EPA, Region III, under CERCLA with respect to a Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank of America, Inc. PSE&G, other utilities and other companies are alleged to be liable for contamination at the site and PSE&G has been named as a PRP. A Final Remedial Design Report was submitted to the EPA in September of 2002. This document presents the design details that will implement the EPA’s selected remediation remedy. The costs of remedy implementation are estimated to range from $14 million to $24 million. PSE&G’s share of the remedy implementation costs are estimated between $4 million and $8 million.

(5) The Klockner Road site is located in Hamilton Township, Mercer County, New Jersey, and occupies approximately two acres on PSE&G’s Trenton Switching Station property. PSE&G entered into a memorandum of agreement with the NJDEP for the Klockner Road site pursuant to which PSE&G conducted an RI/FS and remedial action at the site to address the presence of soil and groundwater contamination at the site.

(6) The NJDEP assumed control of a former petroleum products blending and mixing operation and waste oil recycling facility in Elizabeth, Union County, New Jersey (Borne Chemical Co. site) and issued various directives to a number of entities, including PSE&G, requiring performance of various remedial actions. PSE&G’s nexus to the site is based upon the shipment of certain waste oils to the site for recycling. PSE&G and certain of the other entities named in NJDEP directives are members of a PRP group that have been working together to satisfy NJDEP requirements including: funding of the site security program; containerized waste removal; and a site remedial investigation program.

(7) The EPA sent PSE&G, Power and approximately 157 other entities a notice that the EPA considered each of the entities to be a potentially responsible party (PRP) with respect to contamination in Berry’s Creek in Bergen County, New Jersey and requesting that the PRPs perform a Remedial Investigation/Feasibility Study (RI/FS) on Berry’s Creek and the connected tributaries and wetlands. Berry’s Creek flows through approximately 6.5 miles of areas that have been used for a variety of industrial purposes and landfills. The EPA estimates that the study could be completed in approximately five years at a total cost of approximately $18 million. PSE&G and Power are unable to predict the outcome of this matter; however, the related costs of this study are not expected to be material.

(8) The EPA sent PSE&G and three other entities a notice that the EPA considered each of the entities to be a PRP with respect to contamination in the Newark Bay Study Area, which it defined as Newark Bay and portions of the Hackensack River, the Arthur Kill, and the Kill Van Kull. The notice letter requested that PSE&G participate and fund the EPA-approved study in the Newark Bay Study Area and encouraged PSE&G to contact Occidental Chemical Corporation (OCC) to discuss participating in the RI/FS that OCC is conducting in the Newark Bay Study Area. EPA considers the Newark Bay Study Area, along with the Passaic River Study Area, to be part of the Diamond Alkali Superfund Site. The notice states EPA’s belief that hazardous substances were released from sites owned by PSE&G and located on the Hackensack River. The sites included two operating electric generating stations (Hudson and Kearny Sites), and one former MGP. PSE&G’s costs to clean up former MGPs are recoverable from utility customers through the SBC. The Hudson and Kearny Sites were transferred to Power in August 2000. Power assumed any environmental liabilities of PSE&G associated with the electric generating stations that PSE&G transferred to it, including the Hudson and Kearny Sites. Power has provided notice to insurers concerning this potential claim. PSE&G and Power are unable to estimate the cost of the investigation at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PSEG’s Annual Meeting of Stockholders was held on November 21, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to the Board of Directors. Details of the voting are provided below:

	Votes For	Votes Withheld
Proposal:
Election of Directors
Caroline Dorsa	209,520,856	10,007,648
E. James Ferland	207,098,164	12,430,340
Albert R. Gamper, Jr.	209,440,773	10,087,731
Ralph Izzo	208,006,028	11,522,476

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal:
Ratification of Appointment of Deloitte & Touche LLP as Independent Auditor	214,052,603	3,273,939	2,210,538	—
Proposal:
Stockholder Proposal	31,230,349	144,720,275	4,552,843	—

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PSEG

PSEG’s Common Stock is listed on the New York Stock Exchange, Inc. As of December 31, 2006, there were 94,972 holders of record.

The graph below shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2001 in PSEG common stock, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2001	2002	2003	2004	2005	2006
PSEG	100.00	80.66	115.97	143.91	187.34	198.28
S&P 500	100.00	77.95	100.27	111.15	116.59	134.96
DJ Utilities	100.00	76.68	98.97	128.72	160.85	187.61
S&P Electrics	100.00	84.92	105.17	132.94	156.24	192.43

The following table indicates the high and low sale prices for PSEG’s Common Stock and dividends paid for the periods indicated:

Common Stock	High	Low	Dividend Per Share
2006:
First Quarter	$72.45	$63.97	$0.57
Second Quarter	$67.63	$59.00	$0.57
Third Quarter	$72.61	$60.47	$0.57
Fourth Quarter	$68.10	$59.12	$0.57
2005:
First Quarter	$56.23	$49.32	$0.56
Second Quarter	$61.66	$52.00	$0.56
Third Quarter	$68.47	$59.09	$0.56
Fourth Quarter	$67.58	$56.05	$0.56

In January 2007, PSEG’s Board of Directors approved a one and one half-cent increase in its quarterly common stock dividend, from $0.57 to $0.585 per share, for the first quarter of 2007. This increase reflects an indicated annual dividend rate of $2.34 per share. For additional information concerning dividend payments, dividend history, policy and potential preferred voting rights, restrictions on payment and common stock repurchase programs, see Item 7. MD&A—Overview of 2006 and Future Outlook and Liquidity and Capital Resources and Note 9. Schedule of Consolidated Capital Stock and Other Securities of the Notes.

The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity compensation plans approved by security holders	1,623,169	42.42	11,851,709
Equity compensation plans not approved by security holders	192,833	44.37	1,909,235	(A)

Total	1,816,002	42.63	13,760,944

(A)	Shares issuable under the PSEG Employee Stock Purchase Plan, Compensation Plan for Outside Directors and Stock Plan for Outside Directors.

For additional discussion of specific plans concerning equity-based compensation, see Note 17. Stock Options and Employee Stock Purchase Plan of the Notes.

PSE&G

All of the common stock of PSE&G is owned by PSEG. For additional information regarding PSE&G’s ability to continue to pay dividends, see Item 7. MD&A—Overview of 2006 and Future Outlook.

Power

All of Power’s outstanding limited liability company membership interests are owned by PSEG. For additional information regarding Power’s ability to pay dividends, see Item 7. MD&A—Overview of 2006 and Future Outlook.

Energy Holdings

All of Energy Holdings’ outstanding limited liability company membership interests are owned by PSEG. For additional information regarding Energy Holdings’ ability to pay dividends, see Item 7. MD&A—Overview of 2006 and Future Outlook.

ITEM 6.	SELECTED FINANCIAL DATA

PSEG

The information presented below should be read in conjunction with the Management’s Discussion and Analysis (MD&A) and the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes).

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Millions, where applicable)
Operating Revenues(A)	$12,164	$12,164	$10,610	$10,839	$8,037
Income from Continuing Operations(B)	$752	$886	$795	$855	$403
Net Income	$739	$661	$726	$1,160	$235
Earnings per Share:
Income from Continuing Operations:
Basic(B)	$2.99	$3.69	$3.35	$3.75	$1.94
Diluted(B)	$2.98	$3.63	$3.34	$3.75	$1.94
Net Income:
Basic	$2.94	$2.75	$3.06	$5.08	$1.13
Diluted	$2.93	$2.71	$3.05	$5.07	$1.13
Dividends Declared per Share	$2.28	$2.24	$2.20	$2.16	$2.16
As of December 31:
Total Assets	$28,570	$29,821	$29,260	$28,132	$26,113
Long-Term Obligations(C)	$10,417	$11,329	$12,663	$12,729	$10,889

(A)	Includes adjustments to net revenues and expenses for prior years related to one of PSE&G’s contracts that had previously been recorded on a gross basis. For the years ended December 31, 2005, 2004, 2003 and 2002, the adjustments reduced Operating Revenues by $214 million, $162 million, $142 million and $90 million, respectively, with no impact on Operating Income. See Note 1. Organization and Summary of Significant Accounting Policies for additional information.

(B)

Income from Continuing Operations for 2006 include an after-tax charge of $178 million, or $0.70 per share related to the sale of RGE. Income from Continuing Operations for 2002 include after-tax charges of $368 million, or $1.76 per share, related to losses from Energy Holdings’ Argentine investments.

(C)	Includes capital lease obligations.

PSE&G

The information presented below should be read in conjunction with the MD&A, the Consolidated Financial Statements and the Notes.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Millions)
Operating Revenues(A)	$7,569	$7,514	$6,810	$6,598	$5,829
Income Before Extraordinary Item	$265	$348	$346	$247	$205
Net Income	$265	$348	$346	$229	$205
As of December 31:
Total Assets	$14,553	$14,297	$13,586	$13,177	$12,867
Long-Term Obligations	$4,711	$4,745	$4,877	$5,129	$5,050

(A)	Includes adjustments to net revenues and expenses for prior years related to one of PSE&G’s contracts that had previously been recorded on a gross basis. For the years ended December 31, 2005, 2004, 2003 and 2002, the adjustments reduced Operating Revenues by $214 million, $162 million, $142 million and $90 million, respectively, with no impact on Operating Income. See Note 1. Organization and Summary of Significant Accounting Policies for additional information.

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

OVERVIEW OF 2006 AND FUTURE OUTLOOK

PSEG, PSE&G, Power and Energy Holdings

PSEG’s business consists of four reportable segments, which are PSE&G, Power and the two direct subsidiaries of Energy Holdings: PSEG Global L.L.C. (Global) and PSEG Resources L.L.C. (Resources). The following discussion relates to the markets in which PSEG’s subsidiaries compete, the corporate strategy for the conduct of PSEG’s businesses within these markets and significant events that have occurred during 2006 and expectations for 2007 for PSE&G, Power and Energy Holdings, as well as the key factors that will drive the future performance of these businesses.

Termination of Merger Agreement

On December 20, 2004, PSEG entered into an Agreement and Plan of Merger (Merger Agreement) with Exelon Corporation (Exelon) providing for a merger of PSEG with and into Exelon (Merger). On September 14, 2006, PSEG received from Exelon a formal notice terminating the Merger under the provisions of the Merger Agreement.

PSE&G

PSE&G operates as an electric and gas public utility in New Jersey under cost-based regulation by the New Jersey Board of Public Utilities (BPU) for its distribution operations and by the Federal Energy Regulatory Commission (FERC) for its electric transmission and wholesale sales operations.

Consequently, the earnings of PSE&G are largely determined by the regulation of its rates by those agencies. In February 2007, the BPU approved the results of New Jersey’s annual Basic Generation Service (BGS)-Fixed Price (FP) and BGS-Commercial and Industrial Energy Price (CIEP) auctions and PSE&G successfully secured contracts to provide the electricity requirements for the majority of its customers’ needs.

Overview of 2006

During 2006 PSE&G:

•	reached a settlement agreement in the Gas Base Rate Case with the BPU Staff, New Jersey Public Ratepayer Advocate (RPA) and other intervening parties which was approved by the BPU on November 9, 2006 and provides for an annual increase in gas revenues of $40 million, an adjustment to lower book depreciation expense for PSE&G by approximately $26 million annually and the amortization of accumulated cost of removal that will further reduce depreciation and amortization expense by $13 million annually for five years.

•

reached a settlement agreement in the Electric Distribution Financial Review with the BPU Staff, RPA and other intervening parties concerning the excess depreciation rate credit which was approved by the BPU on November 9, 2006 and authorizes a reduction in the credit to $22 million, resulting in additional revenue to PSE&G of approximately $47 million annually based on current sales volumes.

Future Outlook

PSE&G believes that the decisions in November 2006 for both gas and electric base rates positions it to earn reasonable returns on investment in the future. The full year impact of these decisions combined with an anticipated return to more normal weather conditions is expected to improve PSE&G’s margins for 2007 and beyond.

The risks to PSE&G’s business generally relate to the treatment of the various rate and other issues by the state and federal regulatory agencies, specifically the BPU and FERC. PSE&G’s success will depend, in part, on its ability to attain a reasonable rate of return, continue cost containment initiatives, maintain system reliability and safety levels and continued recovery, with an adequate return, of the regulatory assets it has deferred and the investments it plans to make in its electric and gas transmission and distribution system. Since PSE&G earns no margin on the commodity portion of its electric and gas sales through tariff agreements, there is no anticipated commodity price volatility for PSE&G.

Power

Power is an electric generation and wholesale energy marketing and trading company that is focused on a generation market in the Northeast and Mid Atlantic U.S. Power’s principal operating subsidiaries, PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T) are regulated by FERC. Through its subsidiaries, Power seeks to balance its generation production, fuel requirements and supply obligations through integrated energy marketing and trading, enhance its ability to produce low-cost energy through efficient nuclear and coal operations and pursue modest growth based on market conditions. Changes in the operation of Power’s generating facilities, fuel and capacity prices, expected contract prices, capacity factors or other assumptions could materially affect its ability to meet earnings targets and/or liquidity requirements. In addition to the electric generation business described above, Power’s revenues include gas supply sales under the Basic Gas Supply Service (BGSS) contract with PSE&G.

As a merchant generator, Power’s profit is derived from selling under contract or on the spot market a range of diverse products such as energy, capacity, emissions credits, congestion credits, and a series of energy-related products that the system operator uses to optimize the operation of the energy grid, known as ancillary services. Accordingly, the prices of commodities, such as electricity, gas, coal and emissions, as well as the availability of Power’s diverse fleet of generation units to produce these products, can have a material effect on Power’s profitability. In recent years, the prices at which transactions are entered into for future delivery of these products, as evidenced through the market for forward contracts at points such as PJM Interconnection, L.L.C. (PJM) West, have escalated considerably over historical prices. Broad market price increases such as these are expected to have a positive effect on Power’s results. Historically, Power’s nuclear and coal-fired facilities have produced over 50% and 25% of Power’s production, respectively. With the vast majority of its power sourced from lower-cost units, the rise in electric prices is anticipated to yield higher near-term margins for Power. Power anticipates recognizing these higher near-term margins, especially on the portion of its output that was more recently contracted or sold on the spot market. Over a longer-term horizon, if these higher prices are sustained at prices reflective of what the current forward markets indicate, it would yield an attractive environment for Power to contract the sale of its anticipated output, allowing for potentially sustained higher profitability than recognized in prior years. These escalated prices also increase the cost of replacement power, thereby placing incremental risk on the operations of the generating units to produce these products.

Power seeks to mitigate volatility in its results by contracting in advance for a significant portion of its anticipated electric output and fuel needs. Power believes this contracting strategy increases stability of earnings and cash flow. By keeping some portion of its output uncontracted, Power is able to retain some exposure to market changes as well as provide some protection in the event of unexpected generation outages.

Power seeks to sell a portion of its anticipated low-cost nuclear and coal-fired generation over a multi-year forward horizon, normally over a period of approximately two to four years. As of February 14, 2007, Power has contracted for approximately 100% of its anticipated 2007 nuclear and coal-fired generation, with 90% to 100% contracted for 2008 and 35% to 50% contracted for 2009, with a modest amount contracted beyond 2009.

Power has also entered into contracts for the future delivery of nuclear fuel and coal to support its contracted sales discussed above. As of February 1, 2007, Power had contracted for 100% of its anticipated nuclear uranium fuel needs through 2011, and approximately 70% of its average anticipated coal needs, including transportation, through 2009. These estimates are subject to change based upon the level of operation, and in particular for coal, are subject to market demands and pricing.

By contrast, Power takes a more opportunistic approach in hedging its anticipated natural gas-fired generation. The generation from these units is less predictable, as these units are generally dispatched only when aggregate market demand has exceeded the supply provided by lower-cost units. The natural gas-fired units generally provide a lower contribution to the margin of Power than either the nuclear or coal units. Power will generally purchase natural gas as gas-fired generation is required to supply forward sale commitments.

In a changing market environment, this hedging strategy may cause Power’s realized prices to be materially different than current market prices. At the present time, some of Power’s existing contractual obligations, entered into during lower-priced periods, are anticipated to result in lower margins than would have been the case if no or little hedging activity had been conducted. Alternatively, in a falling price environment, this hedging strategy will tend to create margins in excess of those implied by the then current market.

Overview of 2006

During 2006, FERC issued certain orders related to market design that have changed the nature of capacity payments in the New England Power Pool (NEPOOL) and are scheduled to change the nature of payments in PJM. In PJM, the Reliability Pricing Model (RPM) will provide generators with differentiated capacity payments based upon the location of their respective facilities. Similarly, the Forward Capacity Market (FCM) settlement in NEPOOL provides for locational capacity payments. FERC has approved the market changes in each of these markets, with the anticipated start date for RPM set for June 1, 2007 and FCM transition period having begun on December 1, 2006. Power currently receives fixed Reliability-Must-Run (RMR) payments in PJM and NEPOOL for certain of its facilities which are provided to ensure the continued availability of those facilities.

Also during 2006 Power:

•	commenced commercial operations of its 1,186 MW, natural gas-fired combined cycle power generation plant in Linden, New Jersey;

•

reached an agreement with the EPA and NJDEP that will allow the continued operation of the Hudson facility and extends for four years the deadline for installing environmental controls beyond the previous December 31, 2006 deadline;

•

announced its plans to resume direct management of the Salem and Hope Creek facilities before the expiration of the Operating Service Contract with Exelon Generation and to have the senior management team at those facilities to become employees of Power effective January 1, 2007; and

•	entered into an agreement to sell its Lawrenceburg Energy Center, a 1,080 MW gas-fired combined cycle electric generating plant in Lawrenceburg, Indiana.

Future Outlook

Power expects margin improvements in 2007 as higher prices for its nuclear and coal output are realized due to the rolling nature of its forward hedge positions and the expiration of its contract in Connecticut. The sale of Lawrenceburg and anticipated improvements in margins on serving the BGSS contract are also expected to benefit future results.

In addition, Power believes that the redesign in capacity markets, discussed above, could lead to changes in the value of the majority of its generating capacity and result in incremental margin of $100 million to $150 million in 2007, with higher increases in future years as the full year impact is realized and existing capacity contracts expire.

A key factor in Power’s ability to achieve its objectives is its capability to operate its nuclear and fossil stations at sufficient capacity factors to limit the need to purchase higher-priced electricity to satisfy its obligations. Power’s ability to achieve its objectives will also depend on the implementation of reasonable capacity markets. Power must also be able to effectively manage its construction projects and continue to economically operate its generation facilities under increasingly stringent environmental requirements. In addition, with an increase in competition and market complexity and constantly changing forward prices, there is no assurance that Power will be able to contract its output at attractive prices. While these increases may have a potentially significant beneficial impact on margins, they could also raise any replacement power costs that Power may incur in the event of unanticipated outages, and could also further increase liquidity requirements as a result of contract obligations. Power could also be impacted by the lack of consistent rules in markets outside of PJM, including rate-regulated utility ownership of generation and other regulatory actions favoring non-competitive markets. For additional information on liquidity requirements, see Liquidity and Capital Resources.

Energy Holdings

Energy Holdings’ operations are principally conducted through its subsidiaries Global, which has invested in international, rate-regulated distribution companies and domestic and international generation companies, and Resources, which primarily invests in energy-related leveraged leases.

Global

Global has reduced its international risk by opportunistically monetizing investments that no longer had a strategic fit. During the past three years, Global has reduced its overall investments from $2.6 billion to $1.9 billion, driven by sales of over $1 billion of investments in China, Brazil, Poland, India, Africa and the Middle East. See Note 4. Discontinued Operations, Acquisitions, Dispositions and Impairments of the Notes, for a discussion of these sales. The decrease in Global’s portfolio size due to the above sales was partially offset by strong earnings from its Texas merchant generation business and its electric distribution companies in Chile and Peru. Approximately 65% of Global’s remaining investments are in Chile and Peru with another 27% in the United States. Other modest sized investments in Italy, India and Venezuela comprise the remaining 8% of Global’s portfolio.

As a result of the investment sales, approximately 50% of Global’s future earnings is expected to be derived from its domestic generation business, of which over half is from its 2,000 MW gas-fired combined cycle merchant generation business in Texas with the balance from its 12 fully contracted generating facilities in which Global’s ownership percentage equates to nearly 400 MW. The other 50% of Global’s earnings is expected to be essentially from three rate-regulated electric distribution businesses in Chile and Peru which serve approximately two million customers and a 183 MW hydro generation facility in Peru. The regulatory environment in both Chile and Peru has generally been constructive since Global acquired these investments. Chile maintains an investment grade rating and Peru’s rating, although non-investment grade, has improved.

Energy Holdings continues to review Global’s portfolio, with a focus on its international investments. As part of this review, Energy Holdings considers the returns of its remaining investments against alternative investments across the PSEG companies, while considering the strategic fit and relative risks of these businesses. Energy Holdings is also considering the impact of any potential sales of its investments on its targeted credit metrics and debt service requirements and at present, Global anticipates that it will take into consideration an appropriate balance of the use of proceeds from any sales with returns of equity to PSEG and debt repayments.

Resources

Resources primarily has invested in energy-related leveraged leases. Resources is focused on maintaining its current investment portfolio and does not expect to make any new investments.

Overview of 2006

During 2006, Energy Holdings had over $600 million of proceeds from the sales of Global’s investments in two generating stations in Poland, the sale of its interest in RGE, a distribution company in Brazil and from its sale of its remaining 46% interest in Dhofar Power.

Energy Holdings used this cash as well as funds on hand at December 31, 2005 and cash from operations to return $520 million of capital to PSEG, redeem all $309 million of its 7.75% 2007 Senior Notes in January 2006 and redeem $300 million of its 8.625% 2008 Senior Notes in October 2006.

Future Outlook

Energy Holdings expects decreased margins at Global in 2007 primarily relating to the absence of mark-to-market gains, a slight reduction in spark spreads and anticipated maintenance outages at Texas Independent Energy L.P. (TIE)’s plants. Also contributing to the expected decrease are higher taxes, the impact of adopting FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB

Statement 109” (FIN 48) and related standards and lower earnings due to asset sales partly offset by the impact of early adoption of FAS 157.

As discussed above, Global’s earnings are primarily derived from its investments in the United States, Chile and Peru. As such, Global’s success will depend on continued strong energy markets in Texas and the economic and efficient operation of its electric distribution companies in Chile and Peru, including its ability to achieve reasonable rates and meeting expected growth in usage. The success of Global’s foreign investments will also depend on stable political, regulatory and economic policies, including foreign currency exchange rates and interest rates, particularly for Chile and Peru.

Resources’ ability to realize tax benefits associated with its leveraged lease investments is dependent upon taxable income generated by its affiliates. Resources’ earnings and cash flows are expected to decrease in the future as the investment portfolio matures. Resources faces risks with regard to the creditworthiness of its counterparties; the weighted average credit rating of its lessees at December 31, 2006 was A–/A3. Certain lessees’ ratings are below investment grade. The lease structures have various credit enhancement mechanisms. Resources monitors the credit rating of the lessees very closely, calling letters of credit and taking other measures when appropriate.

Energy Holdings also faces risks related to the tax treatment of uncertain tax positions which will be impacted by new accounting guidance under FIN 48 and FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, both of which are effective as of January 1, 2007. Based on its evaluation of this new guidance, Energy Holdings estimates that it will record a reduction to Retained Earnings of approximately $190 million to $215 million, effective January 1, 2007. In addition, this new guidance will have an impact on Energy Holdings’ future revenues and earnings, including an anticipated earnings reduction of $25 million to $35 million in 2007, as compared to 2006, which represents the majority of the anticipated impact on PSEG. See Note 2. Recent Accounting Standards of the Notes for further discussion.

RESULTS OF OPERATIONS

PSEG, PSE&G, Power and Energy Holdings

Net Income for the year ended December 31, 2006 was $739 million or $2.93 per share of common stock, diluted, based on approximately 252 million average shares outstanding. Net Income for the year ended December 31, 2005 was $661 million or $2.71 per share of common stock, diluted, based on approximately 244 million average shares outstanding. Included in 2006 Net Income was a $208 million after-tax estimated loss on disposal related to an agreement to sell Lawrenceburg. Included in 2005 Net Income was a $178 million after-tax loss from the sale of Power’s Waterford generation facility. See Note 4. Discontinued Operations, Acquisitions, Dispositions and Impairments of the Notes. Net Income for the year ended December 31, 2004 was approximately $726 million or $3.05 per share of common stock, diluted, based on approximately 238 million average shares outstanding.

	Earnings (Losses)
	Years Ended December 31,
	2006	2005	2004
	(Millions)
PSE&G	$265	$348	$346
Power	515	434	367
Energy Holdings:
Global	(11)	112	93
Resources	63	92	68
Other(A)	(3)	(5)	(10)

Total Energy Holdings	49	199	151
Other(B)	(77)	(95)	(69)

PSEG Income from Continuing Operations(C)	752	886	795
Loss from Discontinued Operations, including Gain (Loss) on Disposal(D)	(13)	(208)	(69)
Cumulative Effect of a Change in Accounting Principle(E)	—	(17)	—

PSEG Net Income	$739	$661	$726

	Contribution to Earnings Per Share (Diluted)(F)
	Years Ended December 31,
	2006	2005	2004
PSE&G	$1.05	$1.42	$1.45
Power	2.04	1.78	1.55
Energy Holdings:
Global	(0.04)	0.46	0.39
Resources	0.25	0.38	0.28
Other(A)	(0.01)	(0.02)	(0.04)

Total Energy Holdings	0.20	0.82	0.63
Other(B)	(0.31)	(0.39)	(0.29)

PSEG Income from Continuing Operations (C)	2.98	3.63	3.34
Loss from Discontinued Operations, including Gain (Loss) on Disposal(D)	(0.05)	(0.85)	(0.29)
Cumulative Effect of a Change in Accounting Principle(E)	—	(0.07)	—

PSEG Net Income	$2.93	$2.71	$3.05

(A)	Other activities include non-segment amounts of Energy Holdings and its subsidiaries and intercompany eliminations. Non-segment amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.

(B)

Other activities include non-segment amounts of PSEG (as parent company) and intercompany eliminations. Specific amounts include interest on certain financing transactions, Merger expenses and certain administrative and general expenses at PSEG (as parent company).

(C)	Global’s Income from Continuing Operations for 2006 includes the $178 million after-tax loss on the sale of Rio Grande Energia S.A. (RGE) in June 2006.

(D)

Includes Discontinued Operations of Lawrenceburg, Skawina and Elcho in 2006, 2005 and 2004, Waterford in 2005 and 2004 and Carthage Power Company (CPC) in 2004 as well as an estimated loss in 2006 on the disposal of Lawrenceburg, the gain on disposal of Elcho and Skawina in 2006, the loss on disposal of Waterford in 2005 and the gain on disposal of CPC in 2004. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes.

(E)	Relates to the adoption of FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” in 2005. See Note 3. Asset Retirement Obligations of the Notes.

(F)

Earnings Per Share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment but rather represents a direct interest in PSEG’s assets and liabilities as a whole.

The year over year changes in PSEG’s Net Income primarily relates to changes in Net Income for PSE&G, Power and Energy Holdings, discussed below. Also included in PSEG’s results for each of the periods were financing costs at the parent level and Merger and Merger-related costs. For the year ended December 31, 2006, PSEG’s after-tax costs were $77 million, a decrease $18 million as compared to 2005. For the year ended December 31, 2005, PSEG’s after-tax costs were $95 million, an increase of $26 million as compared to 2004. The primary reason for these changes was the change in after-tax Merger and Merger-related costs which amounted to $8 million, $32 million and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PSEG

	For the Years Ended December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	Increase (Decrease)%		Increase (Decrease)%
	(Millions)					(Millions)
Operating Revenues	$12,164	$12,164	$10,610	$—	—	$1,554	15
Energy Costs	$6,769	$7,040	$5,824	$(271)	(4)	$1,216	21
Operation and Maintenance	$2,297	$2,282	$2,147	$15	1	$135	6
Write-down of Assets	$318	$—	$—	$318	N/A	$—	—
Depreciation and Amortization	$832	$731	$683	$101	14	$48	7
Income from Equity Method Investments	$120	$124	$119	$(4)	(3)	$5	4
Other Income and Deductions	$83	$140	$121	$(57)	(41)	$19	16
Interest Expense	$(808)	$(784)	$(774)	$24	3	$10	1
Income Tax Expense	$(454)	$(560)	$(484)	$(106)	(19)	$76	16
Loss from Discontinued Operations, including Gain (Loss) on Disposal, net of tax	$(13)	$(208)	$(69)	$(195)	(94)	$139	N/A
Cumulative Effect of a Change in Accounting Principle, net of tax	$—	$(17)	$—	$17	N/A	$(17)	N/A

PSEG’s results of operations are primarily comprised of the results of operations of its operating subsidiaries, PSE&G, Power and Energy Holdings, excluding changes related to intercompany transactions, which are eliminated in consolidation. It also includes certain financing costs at the parent company. For additional information on intercompany transactions, see Note 21. Related-Party Transactions of the Notes. For a discussion of the causes for the variances at PSEG in the table above, see the discussions for PSE&G, Power and Energy Holdings that follow.

PSE&G

For the year ended December 31, 2006, PSE&G had Net Income of $265 million, a decrease of $83 million as compared to the year ended December 31, 2005. This decrease was primarily due to delayed decisions in its electric and gas base rate cases combined with the decline in electric and gas delivery volumes. Gas delivery volumes dropped 10% in 2006 as compared with 2005 and electric delivery volumes were down 3%. The weather was the primary cause of these declines with a drop of 16% in the number of degree days impacting gas. Gas commodity prices were extremely high early in 2006, which also contributed to a decline in weather normalized sales. THI hours were normal in 2006 but 18% less than 2005 negatively impacting electric sales.

For the year ended December 31, 2005, PSE&G had Net Income of $348 million, a $2 million increase as compared to the year ended December 31, 2004. This slight increase resulted primarily from higher margins, due to favorable weather conditions, and reduced interest expense being substantially offset by higher Operation and Maintenance costs.

The year-over-year detail for these variances for these periods are discussed in more detail below:

	For the Years Ended December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	Increase (Decrease)%		Increase (Decrease)%
	(Millions)					(Millions)
Operating Revenues	$7,569	$7,514	$6,810	$55	1	$704	10
Energy Costs	$4,884	$4,756	$4,122	$128	3	$634	15
Operation and Maintenance	$1,160	$1,151	$1,083	$9	1	$68	6
Depreciation and Amortization	$620	$553	$523	$67	12	$30	6
Other Income and Deductions	$22	$12	$11	$10	83	$1	9
Interest Expense	$(346)	$(342)	$(362)	$4	1	$(20)	(6)
Income Tax Expense	$(183)	$(235)	$(246)	$(52)	(22)	$(11)	(4)

Operating Revenues

PSE&G has three sources of revenue: commodity revenues from the sales of energy to customers and in the PJM spot market; delivery revenues from the transmission and distribution of energy through its system; and other operating revenues from the provision of various services.

PSE&G makes no margin on gas commodity sales as the costs are passed through to customers. The difference between the gas costs paid under the requirements contract for residential customers and the revenues received from residential customers is deferred and collected from or returned to customers in future periods. Gas commodity prices fluctuate monthly for commercial and industrial customers and annually through the BGSS tariff for residential customers. In addition, for residential gas customers, PSE&G has the ability to adjust rates upward two additional times and downward at any time, if warranted, between annual BGSS proceedings.

PSE&G makes no margin on electric commodity sales as the costs are passed through to customers. PSE&G secures its electric commodity through the annual BGS auction. Electric commodity supply prices are set based on the results of these auctions for residential and smaller industrial and commercial customers, and are translated into seasonally-adjusted fixed rates. Electric supply for larger industrial and commercial customers is provided at a rate principally based on the hourly PJM real-time energy price. Customers may obtain their electric supply through either the BGS default electric supply service or through competitive third-party electric suppliers, and the majority of the customers subject to hourly pricing are currently receiving electric supply from third-party suppliers. Any differences between amounts paid by PSE&G to BGS suppliers for electric commodity, and the amounts of electric commodity revenue collected from customers is deferred and collected or returned to customers in subsequent months.

The $55 million increase for the year ended December 31, 2006, as compared to 2005 was due to increases of $78 million in commodity revenues and $3 million in other operating revenues offset by a decrease of $26 million in delivery revenues.

The $704 million increase for the year ended December 31, 2005, as compared to 2004 was due to increases of $624 million in commodity revenues, $74 million in delivery revenues and $6 million in other operating revenues.

Commodity

The $78 million increase in commodity revenues for the year ended December 31, 2006, as compared to 2005, was due to an increase in electric commodity revenues of $213 million offset by a decrease of $135 million in gas commodity revenues. The increase in electric revenues was primarily due to $299 million in higher BGS revenues (higher auction prices of $346 million offset by reduced sales of $47 million) offset by $85 million in lower Non-Utility Generation (NUG) revenues (lower prices of $82 million and by $3 million for lower volumes). The decrease in gas revenues was primarily due to $317 million in lower volumes due to weather and $58 million due to the expiration of the Third Party Shopping Incentive Clause in July 2005. There is a corresponding $58 million increase in delivery revenues. These were offset by $240 million in higher BGSS prices.

The $624 million increase in commodity revenues for the year ended December 31, 2005, as compared to 2004, was due to increases in electric and gas revenues of $313 million and $311 million, respectively. The increase in electric revenues was primarily due to $216 million in higher BGS revenues (higher auction prices of $148 million and increased sales of $68 million) and $97 million in higher NUG revenues (higher prices of $98 million offset by $1 million for lower volumes). The increase in gas revenues was primarily due to $291 million in higher BGSS prices and $62 million in higher volumes due to weather offset by the decrease of $42 million due to the expiration of the Third Party Shopping Incentive Clause in July 2005. There is a corresponding $42 million increase in delivery revenues.

Delivery

The $26 million decrease in delivery revenues for the year ended December 31, 2006, as compared to 2005, was due to a $27 million decrease in gas and a $1 million increase in electric revenues. The gas decrease was due to $101 million in lower volumes primarily due to weather offset by $74 million in increased prices, $58 million of which was due to the expiration of the Third Party Shopping Incentive Clause in July 2005, described above in commodity revenues, $8 million due to rate relief effective November 9, 2006 and $8 million due to the Societal Benefits Clause (SBC) November 1, 2006 rate increase. The electric increase was due primarily to $13 million in higher securitization tariff rates and $8 million from a rate increase effective November 9, 2006, offset by $20 million in lower volumes due to weather.

The $74 million increase in delivery revenues for the year ended December 31, 2005, as compared to 2004, was due to increases in electric and gas revenues of $67 million and $7 million, respectively. The electric increase was due primarily to $55 million in higher volumes due to weather and $12 million in higher rates. The gas increase was due to the expiration of the Third Party Shopping Incentive in July 2005, resulting in an increase of $42 million in delivery revenues with a corresponding offset in commodity revenues, described above, and a $12 million increase in SBC revenues (offset in Operation and Maintenance Costs below). This was offset by $9 million in lower volume and demand revenues due to weather and $37 million due to the expiration of the Gas Cost Underrecovery Adjustment (GCUA) clause in January 2005.

Operating Expenses

Energy Costs

The $128 million increase for the year ended December 31, 2006, as compared to 2005, was comprised of an increase of $211 million in electric costs offset by a decrease of $83 million in gas costs. The increase in electric costs was caused by $255 million or 16% in higher prices for BGS and NUG purchases offset by $47 million in lower BGS volumes due to weather. The decrease in gas costs was caused by a $362 million or 17% decrease in sales volumes due primarily to weather and $8 million due to the expiration of the GCUA clause in January 2005, offset by $287 million or 11% in higher prices.

The $634 million increase for the year ended December 31, 2005, as compared to 2004, was comprised of increases of $319 million in electric costs and $315 million in gas costs. The increase in electric costs was caused by a $264 million or 8% increase due to higher prices for BGS and NUG purchases and a $67 million increase due to higher BGS volumes, partially offset by a decrease of $12 million due to lower NUG volumes. The increased gas costs were due to a $271 million or 16% increase in gas prices and an $81 million increase in sales volumes due primarily to higher sales to cogenerators. These were offset by a $37 million decrease due to the expiration of the GCUA clause in January 2005.

Operation and Maintenance

The $9 million increase for the year ended December 31, 2006, as compared to 2005, was due primarily to $9 million in increased labor and fringe benefits due to increased wages and Other Postretirement Benefits (OPEB) costs and $7 million in increased bad debt expense. These increases were offset by decreases of $3 million in injuries and damage claims and $2 million in write offs and $2 million in Net Operating Loss (NOL) purchases.

The $68 million increase for the year ended December 31, 2005, as compared to 2004, was due to increased SBC expenses of $27 million ($15 million electric, $12 million gas); $23 million in labor and fringe benefits; $6 million for increased injuries and damages reserves; $4 million for Merger-related expenses; $3 million for higher regulatory commission expenses; $2 million for higher bad debt expenses and $2 million for the purchase of NOL. SBC costs are deferred when incurred and amortized to expense when recovered in revenues.

Depreciation and Amortization

The $67 million increase for the year ended December 31, 2006, as compared to 2005, was comprised of increases of $70 million from the expiration of an excess depreciation credit, $6 million due to amortization of regulatory assets and $3 million due to additional plant in service. These increases were offset by decreases of $5 million due to revised plant depreciation and cost of removal rates, $3 million due to software amortization and $3 million due to the amortization of the Remediation Adjustment Clause (RAC).

The $30 million increase for the year ended December 31, 2005, as compared to 2004, was due primarily to a $33 million increase in the amortization of securitized regulatory assets, a $4 million increase due to additional plant in service and a $4 million increase in the amortization of the RAC. These were offset by an $8 million decrease in software amortization and a $3 million increase in excess depreciation reserve amortization.

Other Income and Deductions

The $10 million increase for the year ended December 31, 2006, as compared to 2005, was primarily due to an $8 million income tax gross-up on contributions in aid of construction (CIAC) in 2006. CIAC are taxable and PSE&G recognizes the gross-up as income when collected. Also included are increases of $1 million of short-term interest income and $1 million in gains on the sale of excess property.

Interest Expense

The $20 million decrease for the year ended December 31, 2005, as compared to 2004, was primarily due to decreases of $22 million due to lower average interest rates and lower amounts of long-term debt outstanding, primarily offset by $5 million in higher short-term debt balances outstanding and higher interest rates.

Income Taxes

The $52 million decrease for the year ended December 31, 2006, as compared to 2005, was primarily due to $55 million in lower pre-tax income offset by $3 million in various flow-through adjustments.

The $11 million decrease for the year ended December 31, 2005, as compared to 2004, was primarily due to decreases of $4 million in prior period adjustments, $3 million in various flow-through benefits and $3 million in lower pre-tax income.

Power

For the year ended December 31, 2006, Power had Net Income of $276 million, an increase of $84 million as compared to the year ended December 31, 2005. The increase primarily resulted from higher BGS contract prices and higher sales volumes in the various power pools, supported by improved nuclear operations and the commencement of commercial operations at Linden in May 2006 and at the Bethlehem Energy Center (BEC) in July 2005 and lower generation costs due to lower pool prices and lower demand under the BGS contract. Power also had lower non-trading mark-to-market losses, which were approximately $1 million, after-tax, in 2006 as compared to $8 million, after-tax, in 2005. Power’s increased earnings were partially offset by reduced margins on BGSS, as market prices for natural gas declined from historically high price levels experienced in the second half of 2005 while the cost of gas in inventory was reasonably stable, and lower demand in 2006 due to a warmer winter heating system and customer conservation. Power’s earnings were also offset by a $44 million write-down of four gas engine turbines which are planned for sale in 2007, a $30 million after-tax decrease in Income from the NDT Funds and higher Operation and

Maintenance Costs, Depreciation and Amortization and Interest Expense related to operation of the Linden and BEC facilities.

For the year ended December 31, 2005, Power had Net Income of $192 million, a decrease of $116 million as compared to the year ended December 31, 2004. The primary reason for the decrease was the $178 million Loss on Disposal of Waterford and the $16 million Cumulative Effect of a Change in Accounting Principle recorded in 2005. Power’s Income from Continuing Operations for the year ended December 31, 2005 was $434 million, an increase of $67 million as compared to 2004. This increase reflected higher pricing and increased sales in the various power pools and new wholesale contracts and reduced Operation and Maintenance costs associated with the outage at Hope Creek in 2004. Marked improvement in Power’s nuclear operations provided additional low-cost energy to satisfy Power’s contractual obligations and to sell into the market at higher prices. The increases at Power were partially offset by interest and depreciation costs related to facilities in Albany, New York, which commenced operation in July 2005 and Lawrenceburg, Indiana, which commenced operation in June 2004.

The year-over-year detail for these variances for these periods are discussed in more detail below:

	For the Years Ended December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	Increase (Decrease)%		Increase (Decrease)%
	(Millions)					(Millions)
Operating Revenues	$6,057	$6,027	$5,166	$30	—	$861	17
Energy Costs	$3,955	$4,266	$3,553	$(311)	(7)	$713	20
Operation and Maintenance	$958	$939	$948	$19	2	$(9)	(1)
Write-Down of Assets	$44	$—	$—	$44	N/A	$—	N/A
Depreciation and Amortization	$140	$114	$98	$26	23	$16	16
Other Income and Deductions	$66	$144	$117	$(78)	(54)	$27	23
Interest Expense	$(148)	$(100)	$(90)	$48	48	$10	11
Income Tax Expense	$(363)	$(318)	$(227)	$45	14	$91	40
Loss from Discontinued Operations, including Loss on Disposal, net of tax	$(239)	$(226)	$(59)	$13	6	$167	N/A
Cumulative Effect of a Change in Accounting Principle, net of tax	$—	$(16)	$—	$16	N/A	$(16)	N/A

Operating Revenues

The $30 million increase for the year ended December 31, 2006 as compared to 2005 was due to increases of $239 million in generation revenues and $27 million in trading revenues, which were partially offset by a decrease of $236 million in gas supply revenues.

The $861 million increase for the year ended December 31, 2005, as compared to 2004, was due to increases of $543 million in generation revenues and $368 million in gas supply revenues, which were partially offset by a decrease of $50 million in trading revenues.

Generation

The $239 million increase in generation revenues for the year ended December 31, 2006, as compared to 2005, was primarily due to an increase of $238 million from higher sales volumes in the various power pools, supported by improved nuclear operations and the commencement of the commercial operations of Linden in May 2006 and BEC in July 2005, partially offset by lower pool prices. Also contributing to the increase was $92 million of higher BGS contract revenues due to higher contract prices which were partly offset by a reduction in load being served under the fixed-price BGS contracts and termination of BGS hourly contracts in May 2006. The increases were partially offset by a decrease of $58 million due to certain wholesale contracts ending in 2005 and early 2006 and $33 million of unrealized losses on asset-backed electric forward contracts.

The $543 million increase in generation revenues for the year ended December 31, 2005, as compared to 2004, was primarily due to higher revenues of $226 million from higher pricing and increased sales in the various power pools supported by improved nuclear capacity, partially offset by reduced load being served under the fixed-priced BGS contracts. Also contributing to the increase were increases of $103 million from new wholesale contracts, $74 million from operations in New York, largely due to the commencement of

BEC’s operations, $65 million from RMR revenues, which Power began receiving in 2005 for certain of its generating facilities, and $75 million from increased ancillary services and operating reserves.

Gas Supply

The $236 million decrease in gas supply revenues for the year ended December 31, 2006, as compared to 2005, was primarily due to decreases of $334 million due to lower demand under the BGSS contract in 2006 due to a warmer winter heating season and improved customer conservation in 2006 and a $94 million in decreased prices and gas volumes and pipeline capacity sold to other gas distributors. The decreases were partially offset by an increase of $188 million due to higher prices under the BGSS contract.

The $368 million increase in gas supply revenues for the year ended December 31, 2005, as compared to 2004, was principally due to higher prices under the BGSS contract for gas and pipeline capacity partially offset by lower demand, largely resulting from a warmer winter heating season in 2005 as compared to 2004.

Trading

The $27 million increase in trading revenues for the year ended December 31, 2006, as compared to 2005, was principally due to higher realized gains related to emissions credits.

The $50 million decrease in trading revenues for the year ended December 31, 2005, as compared to 2004, resulted principally from reductions in realized gains related to emission credits.

Operating Expenses

Energy Costs

Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G.

The $311 million decrease for the year ended December 31, 2006, as compared to 2005, was primarily due to decreases of $267 million from lower pool prices and lower demand under the BGS contract, $144 million from a reduced volume of gas purchased to satisfy Power’s BGSS obligations, somewhat offset by higher gas prices related to inventory for the 2005/2006 winter heating season, and $58 million due to favorable pricing of fuel-related asset-backed transactions in 2006. These decreases were partially offset by $80 million of losses realized on gas hedges in 2006, an increase of $42 million in fuel costs and an increase of $35 million in transmission fees. The increase in fuel costs was largely due to higher volumes of gas purchased to meet increased production by the gas-fired plants, including Linden and BEC, and higher oil prices, partially offset by lower gas prices during 2006 and a lower volume of oil purchases due to reduced running times of certain of the oil-fired plants in 2006.

The $713 million increase for the year ended December 31, 2005, as compared to 2004, was primarily due to increased generation costs, reflecting higher fossil fuel prices and higher prices on an increased volume of purchased power for new contracts and higher prices for gas purchased to satisfy Power’s BGSS obligations.

Operation and Maintenance

The $19 million increase for the year ended December 31, 2006, as compared to 2005, was principally due to higher maintenance costs of $60 million related to certain of the fossil plants and scheduled outages at the nuclear units. These increases were partially offset by the absence of a $14 million restructuring charge recorded in 2005 related to Nuclear’s workforce realignment plan, a decrease of $10 million in payroll and benefits due to a reduction in employees and a decrease of $14 million in fees paid to Services for information technology and various administrative services.

The $9 million decrease for the year ended December 31, 2005, as compared to 2004, was primarily due to a decrease of $36 million in equipment repair costs related to outages at the nuclear facilities, $9 million of lower real estate taxes, $5 million of lower transmission fees in the power pools, $4 million of lower expenses related to reduced trading activities in 2005 and an $8 million settlement of co- owner billings in 2004 related to Power’s jointly-owned facilities. The decreases were substantially offset by an increase of $11 million in pension, postretirement and other employee benefits, a $16 million increase attributable to repairs for outages at the fossil generation plants, the aforementioned $14 million restructuring charge and a $12 million settlement with the U.S. Department of Energy (DOE) in 2004.

Write-Down of Assets

The $44 million write-down of assets recorded in 2006 related to four turbines for which Power has no immediate use and intends to sell. For additional information, see Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes.

Depreciation and Amortization

The $26 million increase for the year ended December 31, 2006, as compared to 2005, was primarily due to the Linden and BEC plants being placed into service in May 2006 and July 2005, respectively.

The $16 million increase for the year ended December 31, 2005, as compared to 2004, was primarily due to the BEC facility being placed into service and a higher depreciable asset base in 2005 at Nuclear.

Other Income and Deductions

The $78 million decrease for the year ended December 31, 2006, as compared to 2005, was primarily due to decreased net realized income of $29 million and increased realized losses of $19 million related to the NDT Funds. Also contributing to the decrease were charges recorded in 2006 of $14 million for an other-than-temporary impairment of certain NDT Fund securities and $14 million for penalties related to negotiations concerning environmental concerns and an alternate pollution reduction plan for Power’s Hudson unit.

The $27 million increase for the year ended December 31, 2006, as compared to 2004, was primarily due to increased realized gains and income of $13 million related to the NDT Funds, lower realized losses of $8 million in 2005 on NDT Funds and a $5 million gain from the sale in September 2005 of four gas turbine generators located in Burlington, New Jersey.

Interest Expense

The $48 million increase for the year ended December 31, 2006, as compared to 2005, was due primarily to lower capitalized interest costs in 2006 related to commencement of operations of the Linden and BEC facilities.

The $10 million increase for the year ended December 31, 2005, as compared to 2004, was due primarily to $8 million of lower capitalized interest costs in 2005 related to commencement of operations of BEC.

Income Taxes

The $45 million increase for the year ended December 31, 2006, as compared to 2005, was primarily due to higher pre-tax income.

The $91 million increase for the year ended December 31, 2005, as compared to 2004, was primarily due to an increase of $63 million in taxes on pre-tax income, the recording in 2005 of $15 million of taxes for the NDT Funds and the reversal in 2004 of $16 million of contingency reserves and other prior period adjustments.

Loss from Discontinued Operations, including Loss on Disposal, net of tax

On December 29, 2006, Power entered into an agreement to sell its Lawrenceburg generation facility for approximately $325 million and recognized an estimated loss on disposal of $208 million, net of tax, in December 2006, for the initial write-down of its carrying amount of Lawrenceburg to its fair value less cost to sell. The transaction is anticipated to close in the second quarter of 2007. Losses from Discontinued Operations of Lawrenceburg, not including the estimated Loss of Disposal, were $31 million, $28 million and $25 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On May 27, 2005, Power reached an agreement to sell its Waterford generation facility for approximately $220 million and recognized an estimated loss on disposal of $177 million, net of tax, for the initial write-down of its carrying amount of Waterford to its fair value less cost to sell. On September 28,

2005, Power completed the sale of Waterford and recognized an additional loss of $1 million. Losses from Discontinued Operations of Waterford, not including the Loss of Disposal, were $20 million and $34 million for the years ended December 31, 2005 and 2004, respectively.

See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes for additional information.

Cumulative Effect of a Change in Accounting Principle

For the year ended December 31, 2005, Power recorded an after-tax loss in the amount of $16 million due to the required recording of a liability for the fair value of asset-retirement costs primarily related to its generation plants under FIN 47, which was adopted in December 2005. See Note 3. Asset Retirement Obligations of the Notes for additional information.

Energy Holdings

For the year ended December 31, 2006, Energy Holdings had Net Income of $275 million, an increase of $58 million as compared to the year ended December 31, 2005. Included in Energy Holdings’ Net Income for 2006 was a $178 million after-tax loss on the sale of RGE, which was more than offset by the $226 million after-tax gain on disposal of Elcho and Skawina. Strong operations combined with approximately $29 million of after-tax mark-to-market gains on forward gas contracts in 2006 as compared to $3 million of after-tax mark-to-market losses in 2005 at TIE and higher sales volumes at Sociedad Austral de Electricidad S.A. (SAESA) also contributed to the increase. The increases were partially offset by the absence of an after-tax gain of $43 million from the sale of Resources’ leveraged lease investment in Generation Station Unit 2 (Seminole) in December 2005.

For the year ended December 31, 2005, Energy Holdings had Net Income of $217 million, an increase of $76 million as compared to the year ended December 31, 2004. This increase was primarily due to higher earnings due to improved operations at TIE and in South America and the aforementioned gain on the sale of Seminole in December 2005.

The year-over-year detail for these variances for these periods are discussed in more detail below:

	For the Years Ended December 31,			2006 vs 2005		2005 vs 2004
	2006	2005	2004	Increase (Decrease)%		Increase (Decrease)%
		(Millions)				(Millions)
Operating Revenues	$1,357	$1,302	$836	$55	4	$466	56
Energy Costs	$739	$675	$322	$64	9	$353	N/A
Operation and Maintenance	$208	$215	$171	$(7)	(3)	$44	26
Write-Down of Assets	$274	$—	$—	$274	N/A	$—	N/A
Depreciation and Amortization	$52	$46	$44	$6	13	$2	5
Income from Equity Method Investments	$120	$124	$119	$(4)	(3)	$5	4
Other Income and Deductions	$11	$(8)	$3	$19	N/A	$(11)	N/A
Interest Expense	$(203)	$(213)	$(223)	$(10)	(5)	$(10)	(4)
Income Tax Benefit (Expense)	$39	$(69)	$(45)	$108	N/A	$24	53
Income (Loss) from Discontinued Operations, including Gain (Loss) on Disposal	$226	$18	$(10)	$208	N/A	$28	N/A

The classification of the results of Global’s investments on Energy Holdings’ Consolidated Financial Statements is dependent upon Global’s ownership percentage in the underlying investment which determines whether the investment is consolidated into Energy Holdings’ Consolidated Financial Statements or if it is accounted for under the equity method of accounting. Global owns 100% of TIE, SAESA and Electroandes S.A. (Electroandes) and 85% of Prisma 2000 S.p.A. (Prisma). As a result, the revenues, expenses, assets and liabilities of those investments are reflected on Energy Holdings’ Consolidated Financial Statements. Global’s investments in Chilquinta Energia (Chilquinta), Luz del Sur S.A.A. (LDS), GWF, Kalaeloa Partners L.P. ( Kalaeloa) and several other smaller investments are accounted for under the equity method of accounting. Therefore, Energy Holdings only records its share of the net income from these projects as Income from Equity Method Investments on its Consolidated Statements of Operations.

The variances in Operating Revenues, Energy Costs, Operation and Maintenance, Depreciation and Amortization and Income from Equity Method Investments were primarily attributed to Global’s increased revenues at TIE in 2006, as compared to same period in 2005, primarily due to unrealized gains on forward contracts and a stronger market and stronger spark spread (the difference between the market price of electricity and the cost of natural gas fuel), the consolidation of Prisma in May 2006, which generated $32 million of revenue, and Global’s sale of a 35% interest in Dhofar Power Company S.A.O.C. (Dhofar Power) through a public offering on the Omani Stock Exchange in April 2005 and sale of its remaining interest of 46% in November 2006, receiving net proceeds after-tax of approximately $31 million, the approximate book value of the investment. The variances are also related to favorable foreign currency exchange rates and higher energy sales volumes at SAESA.

Operating Revenues

The increase of $55 million for the year ended December 31, 2006, as compared to 2005, was due to higher revenues at Global of $128 million, which was primarily related to a $79 million increase at TIE due to higher unrealized gains on forward contracts which were slightly offset by a reduction in gas sales. Also contributing to the increase at Global was a $78 million increase at SAESA in Chile due to higher energy sales volumes as well as tariff increases and favorable foreign currency exchange rates, a $24 million increase due to the consolidation of Prisma and $10 million of increased revenue from Electroandes due to volume and price increases. These increases were partly offset by a $37 million decrease due to the absence of a gain from withdrawal from the Eagle Point Cogeneration Partnership in the prior year and the absence of $20 million of revenue due to the deconsolidation of Dhofar Power. Offsetting the increases at Global were lower revenues at Resources of $73 million primarily due to the absence of a $71 million pre-tax gain from the sale of Resources’ interest in Seminole Generation in December 2005 coupled with the absence of $20 million of leveraged lease income in 2006 due to the Seminole sale, partially offset by a $21 million write-off of a leveraged lease investment with United Airlines in 2005.

The increase of $466 million for the year ended December 31, 2005, as compared to 2004, was due to higher revenues at Global of $406 million, including a $279 million increase related to the consolidation of TIE commencing July 1, 2004 and $136 million due to higher revenues at TIE in the second half of 2005 and a $62 million increase related to SAESA due to higher energy sales volumes offset by a $43 million decrease related to the deconsolidation of Dhofar Power and the absence of a $35 million gain on the sale of Meiya Power Company Limited (MPC) in 2004. Also contributing to the increase were higher revenues at Resources of $60 million primarily due to the $71 million pre-tax gain recognized in 2005 from the sale of its interest in Seminole offset by the absence of an $11 million pre-tax charge recorded due to the termination of the lease investment in the Collins generating facility in 2004.

Energy Costs

The increase of $64 million for the year ended December 31, 2006, as compared to 2005, was primarily due to a $59 million increase at SAESA due to increased volume and higher spot prices for energy and an $8 million increase due to the consolidation of Prisma in May 2006, partially offset by a $5 million decrease related to the deconsolidation of Dhofar Power.

The increase of $353 million for the year ended December 31, 2005, as compared to 2004, was primarily due to a $219 million increase related to the consolidation of TIE commencing July 1, 2004, a $99 million increase in energy costs at TIE in the second half of 2005 and a $44 million increase related to SAESA due to significant increases in Energy Costs, offset by a $13 million decrease related to the deconsolidation of Dhofar Power.

Operation and Maintenance

The decrease of $7 million for the year ended December 31, 2006, as compared to 2005, was primarily due to a reduction of $9 million at Resources mainly due to a reduction of operating lease expense. The decrease is also due to a $4 million reduction in administrative expenses related to lower corporate assessments, wages and benefits, and legal and consulting expense. These decreases are offset by an $8 million increase at Global due to a $17 million increase related to the operations of SAESA, $5 million increase due to the consolidation of Prisma partially offset by a $9 million decrease at TIE and a $4 million decrease from the deconsolidation of Dhofar Power.

The increase of $44 million for the year ended December 31, 2005, as compared to 2004, was primarily due to a $41 million increase related to the consolidation of TIE commencing July 1, 2004 and a $14 million increase related to SAESA offset by a $6 million decrease related to the deconsolidation of Dhofar Power and a $7 million decrease in energy costs at TIE in the second half of 2005.

Write-Down of Assets

The $274 million write-down of assets is primarily related to a $263 million pre-tax loss on Global’s sale of its 32% indirect ownership interest in RGE, $4 million pre-tax loss related to the sale of Global’s interest in Magellan Capital Holdings Corporation (MCHC), and a $7 million pre-tax loss on the impairment of Global’s generation projects in Venezuela. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes.

Depreciation and Amortization

The increase of $6 million for the year ended December 31, 2006, as compared to 2005, was primarily due to a $3 million increase at Resources and a $3 million increase at Global due to a $4 million increase related to the consolidation of Prisma and an increase of $3 million at SAESA, offset by a $4 million decrease resulting from the deconsolidation of Dhofar Power.

The increase of $2 million for the year ended December 31, 2005, as compared to 2004, was primarily due to an $8 million increase related to the consolidation of TIE commencing July 1, 2004 and a $2 million increase related to Resources due to the conversion of the Delta and Northwest leases from leveraged leases to operating leases, offset by a $9 million decrease related to the deconsolidation of Dhofar Power.

Income from Equity Method Investments

The decrease of $4 million for the year ended December 31, 2006, as compared to 2005, was primarily driven by the absence of $12 million of earnings due to the sale of RGE in 2006 partially offset by the absence of foreign currency losses in 2005 from Prisma of $8 million.

The increase of $5 million for the year ended December 31, 2005, as compared to 2004, was primarily due to a $20 million increase due to stronger results in South America (RGE and Chilquinta) offset by an $11 million decrease related to the loss of earnings associated with the sale of Global’s equity interest in MPC in December 2004 and a $3 million decrease related to Global’s investment in Prisma.

Other Income and Deductions

The increase of $19 million for the year ended December 31, 2006, as compared to 2005, was primarily due to an increase in interest and dividend income of approximately $10 million and lower losses in foreign currency transactions due to favorable currency fluctuations mainly for Prisma operations in Italy.

The decrease of $11 million for the year ended December 31, 2005, as compared to 2004, was primarily due to a loss on early extinguishment of debt of $7 million and foreign currency transaction losses of $9 million primarily on notes receivables from Prisma, partially offset by interest income from PSEG related to inter-company loans.

Interest Expense

The decrease of $10 million for the year ended December 31, 2006, as compared to 2005, was mainly due to a decrease in Energy Holdings’ debt outstanding and a net decrease of $2 million resulting from the consolidation of Prisma and the deconsolidation of Dhofar Power.

The $10 million decrease for the year ended December 31, 2005, respectively, as compared to 2004, was primarily due an $11 million decrease related to the deconsolidation of Dhofar Power in May 2005 and an $8 million decrease related to Resources due to a reduction in intercompany interest charges offset by a $9 million increase related to the consolidation of TIE commencing on July 1, 2004.

Income Taxes

The decrease of $108 million for the year ended December 31, 2006, as compared to 2005, was primarily attributable to a tax benefit resulting from Global’s sale of its 32% indirect ownership interest in RGE and sale of SAESA’s 50% interest in Empresa de Energia Rio Negro S.A. (Argentine utility operation).

The $24 million increase for the year ended December 31, 2005, as compared to 2004, was primarily due to the recording of $11 million of U.S. tax associated with repatriation of funds under the American Jobs Creation Act of 2004 (Jobs Act), an increase in the mix of domestic earnings for Global due to improved results at TIE, taxes recognized of $28 million from the sale of Seminole and additional benefits resulting from revisions to Resources’ lease runs performed in the fourth quarter of 2005. For further information on lease runs, see below in Resources’ forecast of state taxable income and tax liability over the relevant lease terms. This forecast was embedded in the lease reruns and led to an income tax benefit of $43 million in 2004 to reflect the cumulative benefit of this adjustment. This benefit was largely offset by the tax impact associated with a $31 million decrease in leveraged lease revenue.

Income (Loss) from Discontinued Operations, including Gain (Loss) on Disposal, net of tax

Elcho and Skawina

In 2006, Global sold its interest in two coal-fired plants in Poland, Elcho and Skawina. Proceeds, net of transaction costs, were $476 million, resulting in a gain of $227 million net of tax expense of $142 million. Income (Loss) from Discontinued Operations related to Elcho and Skawina for the years ended December 31, 2006, 2005 and 2004 was $227 million, $18 million and $(10) million, respectively. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG’s three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Financing Methodology

PSEG, PSE&G, Power and Energy Holdings

Capital requirements for PSE&G, Power and Energy Holdings are met through liquidity provided by internally generated cash flow and external financings. PSEG expects to be able to fund existing commitments, reduce debt and meet dividend requirements using internally generated cash. PSEG, Power and Energy Holdings from time to time make equity contributions or otherwise provide credit support to their respective direct and indirect subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. PSEG does not intend to contribute additional equity to Energy Holdings.

At times, PSEG utilizes intercompany dividends and intercompany loans (except however, that PSE&G may not, without prior BPU approval, and Fossil, Nuclear and ER&T may not without prior FERC approval make loans to their affiliates) to satisfy various subsidiary or parental needs and efficiently manage short-term cash. Any excess funds are invested in short-term liquid investments.

External funding to meet PSEG’s, PSE&G’s and Power’s needs and a majority portion of the requirements of Energy Holdings consist of corporate finance transactions. The debt incurred is the direct obligation of those respective entities. Some of the proceeds of these debt transactions may be used by the respective obligor to make equity investments in its subsidiaries.

As discussed below, depending on the particular company, external financing may consist of public and private capital market debt and equity transactions, bank revolving credit and term loans, commercial paper and/or project financings. Some of these transactions involve special purpose entities (SPEs), formed in accordance with applicable tax and legal requirements in order to achieve specified financial advantages, such as favorable legal liability treatment. PSEG consolidates SPEs, as applicable, in accordance with FIN No. 46, “Consolidation of Variable Interest Entities (VIEs)” (FIN 46). See Note 2. Recent Accounting Standards of the Notes.

The availability and cost of external capital is affected by each entity’s performance, as well as by the performance of their respective subsidiaries and affiliates. This could include the degree of structural separation between PSEG and its subsidiaries and the potential impact of affiliate ratings on consolidated and unconsolidated credit quality. Additionally, compliance with applicable financial covenants will depend upon future financial position, earnings and net cash flows, as to which no assurances can be given.

Over the next several years, PSEG, PSE&G, Power and Energy Holdings may be required to extinguish or refinance maturing debt and, to the extent there is not sufficient internally generated funds, may incur additional debt and/or provide equity to fund investment activities. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect PSEG’s, PSE&G’s, Power’s and Energy Holdings’ respective financial condition, results of operations and net cash flows.

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

Energy Holdings

A portion of the financing for Global’s investments is normally provided by non-recourse financing transactions. These consist of loans from banks and other lenders that are typically secured by project assets and cash flows. Non-recourse transactions generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. The consequences of permitting a project-level default include the potential for loss of any invested equity by the parent. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, may be guaranteed by Global and/or Energy Holdings for their respective subsidiaries. PSEG does not provide guarantees or credit support to Energy Holdings or its subsidiaries.

Operating Cash Flows

PSEG, PSE&G, Power and Energy Holdings

PSEG expects strong cash from operations primarily driven by earnings from Power supported by improved energy margins and capacity markets. Operating cash flows are expected to be sufficient to fund capital expenditures and shareholder dividend payments, with excess cash available to invest in the business, reduce debt and/or repurchase common stock.

PSEG

For the year ended December 31, 2006, PSEG’s operating cash flow increased by approximately $959 million from $970 million to $1.9 billion, as compared to 2005, due to net increases from its subsidiaries as discussed below.

For the year ended December 31, 2005, PSEG’s operating cash flow decreased by approximately $635 million from $1.6 billion to $970 million, as compared to 2004, primarily due to net decreases at Power for its working capital requirements, discussed below.

PSE&G

PSE&G’s operating cash flow increased approximately $115 million from $689 million to $804 million for the year ended December 31, 2006, as compared to 2005, primarily due to a decrease in customer receivables, reflecting lower sales volumes due to a warmer winter heating season and lower gas prices in 2006.

PSE&G’s operating cash flow decreased approximately $7 million from $696 million to $689 million for the year ended December 31, 2005, as compared to 2004.

Power

Power’s operating cash flow increased approximately $907 million from $136 million to $1 billion for the year ended December 31, 2006, as compared to 2005, due to a significant reduction in margin requirements and fuel inventories, largely resulting from decreases in commodity prices.

Power’s operating cash flow decreased approximately $371 million from $507 million to $136 million for the year ended December 31, 2005, as compared to 2004 primarily due to increased margin requirements and an increase in fuel inventory because of significantly increased commodity prices.

Energy Holdings

Energy Holdings’ operating cash flow decreased approximately $114 million from $273 million to $159 million for the year ended December 31, 2006, as compared to 2005. The decrease was mainly due to taxes paid related to the sale of Elcho, Skawina and RGE in 2006. The proceeds from the these sales are included in Cash Flows from Investing Activities on Energy Holdings’ Consolidated Statements of Cash Flows.

Energy Holdings’ operating cash flow decreased approximately $130 million from $403 million to $273 million for the year ended December 31, 2005, as compared to 2004, due primarily to a decrease in Resources’ cash flows, which was driven by the timing of receipt of tax benefits, and the monetization of the remaining receivables of PETAMC in 2004.

Common Stock Dividends

Dividend payments on common stock for the year ended December 31, 2006 were $2.28 per share and totaled approximately $574 million. Dividend payments on common stock for the year ended December 31, 2005 were $2.24 per share and totaled approximately $541 million. Future dividends declared will be dependent upon PSEG’s future earnings, cash flows, financial requirements, alternative investment opportunities and other factors. On January 17, 2007, PSEG announced an increase in its dividend from $0.57 to $0.585 per share for the first quarter of 2007. This quarterly increase reflects an indicated annual dividend rate of $2.34 per share.

Short-Term Liquidity

PSEG, PSE&G, Power and Energy Holdings

In December 2006, PSEG and Power established new credit facilities, which are available for letters of credit and short-term funding, replacing their previous credit facilities. PSEG’s new facility also provides liquidity backup for its $1 billion commercial paper program. Also in December 2006, PSE&G amended its $600 million credit facility to update the terms and extend the expiration date to June 2011.

PSEG, PSE&G, Power and Energy Holdings each believe that sufficient liquidity exists to fund their respective short-term cash needs.

As of December 31, 2006, PSEG and its subsidiaries had a total of approximately $3.7 billion of committed credit facilities with approximately $3.3 billion of available liquidity under these facilities. In addition, PSEG and PSE&G have access to certain uncommitted credit facilities. Each of the facilities is restricted to availability and use to the specific companies as listed below. As of December 31, 2006, PSEG has no loans outstanding under its uncommitted facility and PSE&G had $31 million of loans outstanding under its uncommitted facility.

Company	Expiration Date	Total Facility		Primary Purpose	Usage as of December 31, 2006		Available Liquidity as of December 31, 2006
	(Millions)
PSEG:
5-year Credit Facility	Dec 2011		$1,000	CP Support/Funding/Letters of Credit	$354			$646
Uncommitted Bilateral Agreement	N/A	$	N/A	Funding	$—		$	N/A
PSE&G:
5-year Credit Facility	June 2011		$600	CP Support/Funding/Letters of Credit	$—			$600
Uncommitted Bilateral Agreement	N/A		N/A	Funding	$31		$	N/A
PSEG and Power:(A)
Bilateral Credit Facility	June 2007		$200	Funding/Letters of Credit	$19	(C)		$181
Power:
5-year Credit Facility	Dec 2011		$1,600	Funding/Letters of Credit	$20	(C)		$1,580
Bilateral Credit Facility	March 2010		$100	Funding/Letters of Credit	$—			$100
Energy Holdings:
5-year Credit Facility(B)	June 2010		$150	Funding/Letters of Credit	$6	(C)		$144

(A)	PSEG/Power joint and several co-borrower facilities.

(B)	Energy Holdings/Global/Resources joint and several co-borrower facility.

(C)	These amounts relate to letters of credit outstanding.

Power

As of December 31, 2006, Power had borrowed $54 million from PSEG in the form of an intercompany loan.

During the year ending December 31, 2006, Power’s required margin postings for sales contracts entered into in the normal course of business decreased as commodity prices declined. The required margin postings will fluctuate based on volatility in commodity prices. Should commodity prices rise, additional margin calls may be necessary relative to existing power sales contracts. As Power’s contract obligations are fulfilled, liquidity requirements are reduced.

In addition, ER&T maintains agreements that require Power, as its guarantor under performance guarantees, to satisfy certain creditworthiness standards. In the event of a deterioration of Power’s credit rating to below investment grade, which represents at least a two level downgrade from its current ratings, many of these agreements allow the counterparty to demand that ER&T provide performance assurance, generally in the form of a letter of credit or cash. Providing this support would increase Power’s costs of doing business and could restrict the ability of ER&T to manage and optimize Power’s asset portfolio. Power believes it has sufficient liquidity to meet any required posting of collateral resulting from a credit rating downgrade. See Note 12. Commitments and Contingent Liabilities of the Notes for further information.

Energy Holdings

Energy Holdings and its subsidiaries had $98 million in cash, including $38 million invested offshore as of December 31, 2006. In addition, as of December 31, 2006, Energy Holdings had an outstanding demand loan receivable from PSEG of $28 million. See External Financings—Energy Holdings below for Energy Holdings’ additional use of its excess cash.

External Financings

PSEG

On September 1, 2006, PSEG began using treasury stock to settle the exercise of stock options. Prior to September 1, 2006, PSEG had purchased shares on the open market to meet the exercise of stock options. As of December 31, 2006, PSEG issued 410,365 shares of its common treasury stock in connection with settling stock options for approximately $15 million.

For the year ended December 31, 2006, PSEG issued approximately 1 million shares of its common stock under its Dividend Reinvestment Program and its Employee Stock Purchase Program for approximately $68 million.

In October 2006, PSEG repaid $49 million of its 6.89% Senior Notes which are due in equal installment payments through 2009.

In February 2006, PSEG redeemed $154 million of its Subordinated Debentures underlying $150 million of Enterprise Capital Trust II, Floating Rate Capital Securities and its common equity investment in the trust.

PSE&G

On June 23, 2006, PSE&G repaid at maturity $175 million of its Floating Rate Series A First and Refunding Mortgage Bonds.

On March 1, 2006, PSE&G repaid at maturity $147 million of its 6.75% Series UU First and Refunding Mortgage Bonds.

In December 2006, PSE&G issued $250 million of 5.70% Secured Medium Term Notes Series D due 2036. The proceeds were used to replace in part the aforementioned matured Floating Rate Series A and 6.75% Series UU First and Refunding Mortgage Bonds.

For the year ended December 31, 2006, PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II) repaid approximately $155 million and $8 million, respectively, of their transition bonds.

On January 2, 2007, PSE&G repaid at maturity $113 million of its 6.25% Series WW First and Refunding Mortgage Bonds.

Power

In April 2006, Power repaid at maturity $500 million of its 6.875% Senior Notes.

Energy Holdings

In January 2006, Energy Holdings redeemed all $309 million of its 7.75% Senior Notes due in 2007.

On February 17, 2006, the maturity of the Odessa–Ector Power Partners, L.P. (Odessa) debt was extended to December 31, 2009. Interest on the debt is based on a spread (currently 2.25%) above LIBOR. On September 29, 2006, an interest rate swap took effect which converted the floating LIBOR interest rate on approximately 80% of Odessa’s debt to a fixed rate of 5.4275% through December 31, 2009.

On October 23, 2006, Energy Holdings redeemed $300 million of its $507 million outstanding 8.625% Senior Notes due in 2008.

During 2006, Energy Holdings made cash distributions to PSEG totaling $520 million in the form of returns of capital.

Also during 2006, Energy Holdings’ subsidiaries repaid approximately $51 million of non-recourse debt, of which $43 million primarily related to SAESA and TIE, $6 million by Resources and $2 million by EGDC.

Debt Covenants

PSEG, PSE&G, Power and Energy Holdings

PSEG’s, PSE&G’s, Power’s and Energy Holdings’ respective credit agreements may contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the respective future financial position, level of earnings and cash flows of PSEG, PSE&G, Power and Energy Holdings, as to which no assurances can be given. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as financial performance or liquidity measures. The debt underlying the preferred securities of PSEG, which is presented in Long-Term Debt in accordance with FIN 46, is not included as debt when calculating these ratios, as provided for in the various credit agreements.

Energy Holdings’ credit agreement also contains customary provisions under which the lender could refuse to advance loans in the event of a material adverse change in the borrower’s business or financial condition.

PSEG

Financial covenants contained in PSEG’s credit facilities include a ratio of debt (excluding non-recourse project financings, securitization debt and debt underlying preferred securities and including commercial paper and loans, certain letters of credit not related to collateral postings for commodity/energy contracts and similar instruments) to total capitalization (including preferred securities outstanding and excluding any impacts for Accumulated Other Comprehensive Income adjustments related to marking energy contracts to market and equity reductions from the funded status of pensions or benefit plans associated with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) covenant. This covenant requires that such ratio not be more than 70.0%. As of December 31, 2006, PSEG’s ratio of debt to capitalization (as defined above) was 51.6%.

PSE&G

Financial covenants contained in PSE&G’s credit facilities include a ratio of long-term debt (excluding securitization debt, long-term debt maturing within one year and short-term debt) to total capitalization covenant. This covenant requires that such ratio will not be more than 65.0%. As of December 31, 2006, PSE&G’s ratio of long-term debt to total capitalization (as defined above) was 48.5%.

In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of December 31, 2006, PSE&G’s Mortgage coverage ratio was 4.1 to 1 and the Mortgage would permit up to approximately $2.1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements.

Power

Financial covenants contained in Power’s credit facility include a ratio of debt to total capitalization covenant. The Power ratio is the same debt to total capitalization calculation as set forth above for PSEG except common equity is adjusted for the $986 million Basis Adjustment (see Consolidated Balance Sheets). This covenant requires that such ratio will not exceed 65.0%. As of December 31, 2006, Power’s ratio of debt to total capitalization (as defined above) was 38.4%.

Energy Holdings

Energy Holdings’ bank revolving credit agreement has a covenant requiring the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to fixed charges to be greater than or equal to 1.75. As of December 31, 2006, Energy Holdings’ coverage of this covenant was 3.53. Additionally, Energy Holdings must maintain a ratio of net debt (recourse debt offset by funds loaned to PSEG) to EBITDA of less than 5.25. As of December 31, 2006, Energy Holdings’ ratio under this covenant was 2.59. Energy Holdings is a co-borrower under this facility with Global and Resources, which are joint and several obligors. The terms of the agreement include a pledge of Energy Holdings’ membership interest in Global, restrictions on the use of proceeds related to material sales of assets and the satisfaction of certain financial covenants. Net cash proceeds from asset sales in excess of 5% of total assets of Energy Holdings during any 12-month period must be used to repay any outstanding amounts under the credit agreement. Net cash proceeds from asset sales during any 12-month period in excess of 10% of total assets must be retained by Energy Holdings or used to repay the debt of Energy Holdings, Global or Resources.

Energy Holdings’ indenture with respect to its senior notes does not permit liens securing indebtedness in excess of 10% of consolidated net tangible assets as calculated under the terms of the indenture. The terms of Energy Holdings’ Senior Notes allow the holders to demand repayment if a transaction or series of related transactions causes the assets of Resources to be reduced by 20% or more and as a direct result there is a downgrade of ratings.

Cross Default Provisions

PSEG, PSE&G, Power and Energy Holdings

The PSEG bank credit agreement contains default provisions under which a default by it in an aggregate amount of $50 million or greater would result in the potential acceleration of payment under this agreement. Under certain conditions, a default by PSE&G or Power in an aggregate amount of $50 million or greater would also result in potential acceleration of payment under this agreement. PSEG has removed Energy Holdings from all cross default provisions.
PSEG’s bank credit agreement and note purchase agreements related to private placement of debt (collectively, Credit Agreements) contain cross default provisions under which certain payment defaults by PSE&G or Power, certain bankruptcy events relating to PSE&G or Power, the failure by PSE&G or Power to satisfy certain final judgments or the occurrence of certain events of default under the financing agreements of PSE&G or Power, would each constitute an event of default under the PSEG Credit Agreements. Under the note purchase agreements, it is also an event of default if PSE&G or Power ceases to be wholly-owned by PSEG. Under the bank credit agreement, both PSE&G and Power would have to cease to be wholly-owned by PSEG before an event of default would occur.

PSE&G

PSE&G’s Mortgage has no cross defaults. The PSE&G Medium-Term Note Indenture has a cross default to the PSE&G Mortgage. The PSE&G credit agreement has a provision under which a default by PSE&G in the aggregate of $50 million or greater would result in an event of default and the potential acceleration of payment under that agreement.

Power

The Power Senior Debt Indenture contains a default provision under which a default by Power, Nuclear, Fossil or ER&T in an aggregate amount of $50 million or greater would result in an event of default and the potential acceleration of payment under the indenture. There are no cross defaults within Power’s indenture from PSEG, Energy Holdings or PSE&G.

The Power credit agreement also has a provision under which a default by Power, Nuclear, Fossil or ER&T in an aggregate amount of $50 million or greater would result in an event of default and the potential acceleration of payment under that agreement.

Energy Holdings

Energy Holdings’ credit agreement and Senior Note Indenture contain default provisions under which a default by it, Resources or Global in an aggregate amount of $25 million or greater would result in an event of default and the potential acceleration of payment under that agreement or the Indenture.

Ratings Triggers

PSEG, PSE&G, Power and Energy Holdings

The debt indentures and credit agreements of PSEG, PSE&G, Power and Energy Holdings do not contain any material ‘ratings triggers’ that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, any one or more of the affected companies may be subject to increased interest costs on certain bank debt and certain collateral requirements.

PSE&G

In accordance with the BPU approved requirements under the BGS contracts that PSE&G enters into with suppliers, PSE&G is required to maintain an investment grade credit rating. If PSE&G were to lose its investment grade rating, PSE&G would be required to file with the BPU a plan to assure continued payment for the BGS requirements of its customers.

PSE&G is the servicer for the bonds issued by Transition Funding and Transition Funding II. If PSE&G were to lose its investment grade rating, PSE&G would be required to remit collected cash daily to the bond trustee. Currently, cash is remitted monthly.

Power

In connection with the management and optimization of Power’s asset portfolio, ER&T maintains underlying agreements that require Power, as its guarantor under performance guarantees, to satisfy certain creditworthiness standards. In the event of a deterioration of Power’s credit rating to below an investment grade rating, many of these agreements allow the counterparty to demand that ER&T provide performance assurance, generally in the form of a letter of credit or cash. As of December 31, 2006, if Power were to lose its investment grade rating and assuming all the counterparties to agreements in which ER&T is “out-of-the-money” were contractually entitled to demand, and demanded, performance assurance, ER&T could be required to post collateral in an amount equal to approximately $578 million. See Note 12. Commitments and Contingent Liabilities of the Notes.

Credit Ratings

PSEG, PSE&G, Power and Energy Holdings

Following the termination of the Merger Agreement in September 2006, credit ratings remained unchanged as shown in the table below. Standard & Poor’s (S&P) affirmed its “BBB” corporate credit rating for PSEG, Power, and PSE&G. S&P revised its outlook from watch developing to negative. Moody’s Investors Service (Moody’s) affirmed its credit ratings for PSEG and PSE&G while revising the outlooks from stable to negative. The ratings and outlooks for Power and Energy Holdings were unchanged by Moody’s. Fitch Ratings (Fitch) announced there would be no immediate impact on ratings and outlooks for PSEG and its subsidiaries. At that time, the agencies noted that the ratings below were predicated on continued improvement in financial metrics, specifically operating cash flows and ongoing deleveraging, as well as continued strong operating performance from Power’s generating units and reasonable outcomes to PSE&G’s pending electric and gas rate cases.

If the rating agencies lower or withdraw the credit ratings, such revisions may adversely affect the market price of PSEG’s, PSE&G’s, Power’s and Energy Holdings’ securities and serve to materially increase those companies’ cost of capital and limit their access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)	Fitch (C)
PSEG:
Outlook	Neg	Neg	Pos
Preferred Securities	Baa3	BB+	BBB–
Commercial Paper	P2	A3	F2
Senior Unsecured Debt	Baa2	BBB–	BBB
PSE&G:
Outlook	Neg	Neg	Stable
Mortgage Bonds	A3	A–	A
Preferred Securities	Baa3	BB+	BBB+
Commercial Paper	P2	A3	F2
Power:
Outlook	Stable	Neg	Pos
Senior Notes	Baa1	BBB	BBB
Energy Holdings:
Outlook	Neg	Neg	Neg
Senior Notes	Ba3	BB–	BB

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities. /I 8iuok 0p

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1 (highest) to D (lowest) for short-term securities.

Other Comprehensive Income

PSEG, Power and Energy Holdings

For the year ended December 31, 2006, PSEG, PSE&G, Power and Energy Holdings had Other Comprehensive Income of $706 million, $5 million, $483 million and $217 million, respectively, due primarily to a reduction in the net unrealized losses on derivatives accounted for as hedges in accordance with SFAS 133 at Power and foreign currency translation adjustments at Energy Holdings.

During the year ended December 31, 2006, Power’s Accumulated Other Comprehensive Loss decreased from $487 million to $177 million. The primary cause was a decrease of approximately $310 million related to energy and related contracts that qualify for hedge accounting that were entered into by Power in the normal course of business. During the year ended December 31, 2006, the decrease in gas and electric prices resulted in a reduction in unrealized losses on many of those contracts, which are recorded in Accumulated Other Comprehensive Loss. This decrease was partially offset by a $173 million adjustment recorded at Power in connection with the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).

As of December 31, 2006, Energy Holdings had Accumulated Other Comprehensive Income of $103 million. The primary reasons for the improvement, as compared to the Accumulated Other Comprehensive Loss of $110 million as of December 31, 2005, were the realization of losses on Brazilian currency as a result of the sale of RGE and the unwinding of an interest rate swap due to the sale of Global’s facilities in Poland.

CAPITAL REQUIREMENTS

PSEG, PSE&G, Power and Energy Holdings

It is expected that the majority of each subsidiary’s capital requirements over the next five years will come from internally generated funds. Projected construction and investment expenditures, excluding nuclear fuel purchases, for PSEG’s subsidiaries for the next five years are presented in the table below. These amounts are subject to change, based on various factors.

	2007	2008	2009	2010	2011
	(Millions)
PSE&G:
Facility Support	$41	$77	$76	$45	$48
Environmental/Regulatory	44	30	31	28	28
Facility Replacement	173	175	178	165	179
System Reinforcement	183	183	185	165	161
New Business	164	163	161	157	159

Total PSE&G	605	628	631	560	575

Power:
Hudson Environmental	68	143	229	263	8
Mercer Environmental	126	132	110	83	—
Other Non-Recurring	264	220	64	51	45
Recurring	126	131	113	130	145

Total Power	584	626	516	527	198
Energy Holdings	37	31	40	30	31
Other	35	28	24	24	22

Total PSEG	$1,261	$1,313	$1,211	$1,141	$826

PSE&G

In 2006, PSE&G made approximately $528 million of capital expenditures, primarily for reliability of transmission and distribution systems. The $528 million does not include approximately $33 million spent on cost of removal. PSE&G’s projections for future capital expenditures include additions and replacements to its transmission and distribution systems to meet expected growth and to manage reliability. The current projections do not include investments required as a result of PJM’s approval of the Regional Transmission Expansion Plan (RTEP) in December 2006. As project scope and cost estimates develop, PSE&G will modify its current projections to include these required investments.

Power

In 2006, Power made approximately $325 million of capital expenditures (excluding $93 million for nuclear fuel), primarily related to installation of emissions control equipment at the Bridgeport Harbor and Mercer stations, completion of construction at the Linden station, in New Jersey and various other projects at Nuclear and Fossil. The projections above include estimates for Hudson and Mercer related to the agreement reached with the EPA and the NJDEP. They do not include the costs, if any, associated with cooling towers for Salem, if required. For additional discussion of the potential costs related Hudson, Mercer and Salem, see Note 12. Commitments and Contingent Liabilities of Notes.

Energy Holdings

In 2006, Energy Holdings incurred approximately $64 million of capital expenditures, primarily related to upgrades and expansion of SAESA’s transmission and distribution systems.

Energy Holdings’ capital needs in 2007 will be limited to fulfilling existing contractual and potential contingent commitments. The balance of the forecasted expenditures relates to capital requirements of consolidated subsidiaries, which will primarily be financed from internally generated cash flow within the projects and from local sources on a non-recourse basis or limited discretionary investments by Energy Holdings. Such capital requirements include organic growth in SAESA’s service territory and other capital improvements at Global’s consolidated subsidiaries.

Disclosures about Long-Term Maturities, Contractual and Commercial Obligations and Certain Investments

The following table reflects PSEG’s and its subsidiaries’ contractual cash obligations and other commercial commitments in the respective periods in which they are due. In addition, the table summarizes anticipated recourse and non-recourse debt maturities for the years shown. The table below does not reflect any anticipated cash payments for pension obligations. The table also does not reflect debt maturities of Energy Holdings’ non-consolidated investments. If those obligations were not able to be refinanced by the project, Energy Holdings may elect to make additional contributions in these investments. For additional information, see Note 10. Schedule of Consolidated Debt of the Notes.

Contractual Cash Obligations	Total Amount Committed	Less Than 1 year	2-3 years	4-5 years	Over 5 years
	(Millions)
Short-Term Debt Maturities
PSEG	$353	$353	$—	$—	$—
PSE&G	31	31	—	—	—
Long-Term Debt Maturities
Recourse Debt Maturities
PSEG(A)	1,376	523	673	—	180
PSE&G	3,116	113	310	—	2,693
Transition Funding (PSE&G)	1,784	161	347	381	895
Transition Funding II (PSE&G)	95	10	20	21	44
Power	2,818	—	250	800	1,768
Energy Holdings	1,149	—	607	542	—
Non-Recourse Project Financing
Energy Holdings	881	42	467	181	191
Interest on Recourse Debt
PSEG	96	45	51	—	—
PSE&G	2,477	165	313	295	1,704
Transition Funding (PSE&G)	596	114	196	150	136
Transition Funding II (PSE&G)	20	4	7	5	4
Power	1,917	192	379	334	1,012
Energy Holdings	250	56	100	35	59
Interest on Debt Supporting Trust Preferred Securities
PSEG	41	41	—	—	—
Interest on Non-Recourse Project Financing
Energy Holdings	355	104	181	70	—
Capital Lease Obligations
PSEG	73	8	14	14	37
Power	15	2	3	2	8
Energy Holdings	57	12	24	12	9
Operating Leases
PSE&G	9	3	2	3	1
Energy Holdings	6	3	2	1	—
Energy-Related Purchase Commitments
Power	2,496	714	943	451	388
Energy Holdings	64	64	—	—	—

Total Contractual Cash Obligations	$20,075	$2,760	$4,889	$3,297	$9,129

Standby Letters of Credit
Power	$78	$78	$—	$—	$—
Energy Holdings	6	2	4	—	—
Guarantees and Equity Commitments
Energy Holdings	71	21	50	—	—

Total Commercial Commitments	$155	$101	$54	$—	$—

(A)	Includes debt supporting trust preferred securities of $660 million.

See Note 12. Commitments and Contingent Liabilities of the Notes for a discussion of contractual commitments for a variety of services for which annual amounts are not quantifiable.

OFF-BALANCE SHEET ARRANGEMENTS

Power

Power issues guarantees in conjunction with certain of its energy trading activities. See Note 12. Commitments and Contingent Liabilities of the Notes for further discussion.

PSEG and Energy Holdings

Global has certain investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States (GAAP). Accordingly, amounts recorded on the Consolidated Balance Sheets for such investments represent Global’s equity investment, which is increased for Global’s pro-rata share of earnings less any dividend distribution from such investments. The companies in which Global invests that are accounted for under the equity method have an aggregate $878 million of debt on their combined, consolidated financial statements. PSEG’s pro-rata share of such debt is $414 million. This debt is non-recourse to PSEG, Energy Holdings and Global. PSEG is generally not required to support the debt service obligations of these companies. However, default with respect to this non-recourse debt could result in a loss of invested equity.

Resources has investments in leveraged leases that are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Leveraged lease investments generally involve three parties: an owner/lessor, a creditor and a lessee. In a typical leveraged lease financing, the lessor purchases an asset to be leased. The purchase price is typically financed 80% with debt provided by the creditor and the balance comes from equity funds provided by the lessor. The creditor provides long-term financing to the transaction secured by the property subject to the lease. Such long-term financing is non-recourse to the lessor and is not presented on Energy Holdings’ Consolidated Balance Sheets. In the event of default, the leased asset, and in some cases the lessee, secure the loan. As a lessor, Resources has ownership rights to the property and rents the property to the lessees for use in their business operation. As of December 31, 2006, Resources’ equity investment in leased assets was approximately $924 million, net of deferred taxes of approximately $1.9 billion. For additional information, see Note 8. Long-Term Investments of the Notes.

In the event that collectibility of the minimum lease payments to be received by the lessor is no longer reasonably assured, the accounting treatment for some of the leases may change. In such cases, Resources may deem that a lessee has a high probability of defaulting on the lease obligation, and would reclassify the lease from a leveraged lease to an operating lease and would consider the need to record an impairment of its investment. Should Resources ever directly assume a debt obligation, the fair value of the underlying asset and the associated debt would be recorded on the Consolidated Balance Sheets instead of the net equity investment in the lease.

Energy Holdings has guaranteed certain obligations of its subsidiaries or affiliates related to certain projects. See Note 12. Commitments and Contingent Liabilities of the Notes for additional information.

CRITICAL ACCOUNTING ESTIMATES

PSEG, PSE&G, Power and Energy Holdings

Under GAAP, many accounting standards require the use of estimates, variable inputs and assumptions (collectively referred to as estimates) that are subjective in nature. Because of this, differences between the actual measure realized versus the estimate can have a material impact on results of operations, financial position and cash flows. The managements of PSEG, PSE&G, Power and Energy Holdings have each determined that the following estimates are considered critical to the application of rules that relate to their respective businesses.

Accounting for Pensions

PSEG, PSE&G, Power and Energy Holdings account for pensions under SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). Pension costs under SFAS 87 are calculated using various economic and demographic assumptions. Economic assumptions include the discount rate and the long-term rate of return on trust assets. Demographic assumptions include projections of future mortality rates, pay increases and retirement patterns. In 2006, PSEG and its subsidiaries recorded pension expense of $97 million, compared to $109 million in 2005 and $102 million in 2004. Additionally, in 2006, PSEG and its respective subsidiaries contributed cash of approximately $50 million, compared to cash contributions of $155 million in 2005 and $96 million in 2004.

PSEG’s discount rate assumption, which is determined annually, is based on the rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used to calculate pension obligations is determined as of December 31 each year, PSEG’s SFAS 87 measurement date. The discount rate used to determine year-end obligations is also used to develop the following year’s net periodic pension cost. The discount rates used in PSEG’s 2005 and 2006 net periodic pension costs were 6.00% and 5.75%, respectively. PSEG’s 2007 net periodic pension cost was developed using a discount rate of 6.00%.

PSEG’s expected rate of return on plan assets reflects current asset allocations, historical long-term investment performance and an estimate of future long-term returns by asset class using input from PSEG’s actuary and investment advisors, as well as long-term inflation assumptions. For 2005 and 2006, PSEG assumed a rate of return of 8.75% on PSEG’s pension plan assets. For 2007, PSEG will continue the rate of return assumption of 8.75%.

Based on the above assumptions, PSEG has estimated net period pension costs of approximately $43 million and contributions of up to approximately $66 million in 2007. As part of the business planning process, PSEG has modeled its future costs assuming an 8.75% rate of return and a 6.0% discount rate for 2008 and beyond. Actual future pension expense and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to PSEG’s projected benefit obligation and accumulated benefit obligation (ABO) and various other factors related to the populations participating in PSEG’s pension plans.

The following chart reflects the sensitivities associated with a change in certain actuarial assumptions. The effects of the assumption changes shown below solely reflect the impact of that specific assumption.

Actuarial Assumption	Current	Change/ (Decrease)	As of December 31, 2006 Impact on Pension Benefit Obligation	Increase to Pension Expense in 2007
			(Millions)
Discount Rate	6.00%	(1.00%)	$555	$52
Rate of Return on Plan Assets	8.75%	(1.00%)	$—	$33

Accounting for Deferred Taxes

PSEG, PSE&G, Power and Energy Holdings provide for income taxes based on the liability method required by SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss and credit carryforwards.

PSEG, PSE&G, Power and Energy Holdings evaluate the need for a valuation allowance against their respective deferred tax assets based on the likelihood of expected future taxable income. PSEG, PSE&G, Power and Energy Holdings do not believe a valuation allowance is necessary; however, if the expected level of future taxable income changes or certain tax planning strategies become unavailable, PSEG, PSE&G, Power and Energy Holdings would record a valuation allowance through income tax expense in the period the valuation allowance is deemed necessary. Resources’ and Global’s ability to realize their deferred tax assets are dependent on PSEG’s subsidiaries’ ability to generate ordinary income and capital gains.

Hedge and Mark-to-Market (MTM) Accounting

SFAS 133 requires an entity to recognize the fair value of derivative instruments held as assets or liabilities on the balance sheet. SFAS 133 applies to all derivative instruments held by PSEG, PSE&G, Power and Energy Holdings. The fair value of most derivative instruments is determined by reference to quoted market prices, listed contracts, or quotations from brokers. Some of these derivative contracts are long term and rely on forward price quotations over the entire duration of the derivative contracts.

In the absence of the pricing sources listed above, for a small number of contracts, PSEG and its subsidiary companies utilize mathematical models that rely on historical data to develop forward pricing information in the determination of fair value. Because the determination of fair value using such models is subject to significant assumptions and estimates, PSEG and its subsidiary companies developed reserve policies that are consistently applied to model-generated results to determine reasonable estimates of value to record in the financial statements.

PSEG and its subsidiaries have entered into various derivative instruments in order to hedge exposure to commodity price risk, interest rate risk and foreign currency risk. Many such instruments have been designated as cash flow hedges. For a cash flow hedge, the change in the value of a derivative instrument is measured against the offsetting change in the value of the underlying contract or business condition the derivative instrument is intended to hedge. This is known as the measure of derivative effectiveness. In accordance with SFAS 133, the effective portion of the change in the fair value of a derivative instrument designated as a cash flow hedge is reported in Accumulated Other Comprehensive Loss, net of tax, or as a Regulatory Asset (Liability). Amounts in Accumulated Other Comprehensive Loss are ultimately recognized in earnings when the related hedged forecasted transaction occurs. During periods of extreme price volatility, there will be significant changes in the value recorded in Accumulated Other Comprehensive Loss. The changes in the fair value of the ineffective portions of derivative instrument designated as cash flow hedges are recorded in earnings.

For Power’s and Holdings’ wholesale energy businesses, many of the forward sale, forward purchase and other option contracts are derivative instruments that hedge commodity price risk, but for which the businesses are not able to apply the hedge accounting guidance in SFAS 133. The changes in value of such derivative contracts are marked to market through earnings as commodity prices fluctuate. As a result, the earnings of PSEG, Power and Holdings may experience significant fluctuations depending on the volatility of commodity prices.

For Power’s energy trading activities, all changes in the fair value of energy trading derivative contracts are recorded in earnings.

For additional information regarding Derivative Financial Instruments, see Note 11. Financial Risk Management Activities of the Notes.

PSE&G

Unbilled Revenues

Electric and gas revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current rate levels and recorded as revenue. A calculation of the associated energy cost for the unbilled usage is recorded as well. Each month the prior month’s unbilled amounts are reversed and the current month’s amounts are accrued. Using benchmarks other than those used in this calculation could have a material effect on the amounts accrued in a reporting period. The resulting revenue and expense reflect the service rendered in the calendar month.

PSE&G

SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71)

PSE&G prepares its Consolidated Financial Statements in accordance with the provisions of SFAS 71, which differs in certain respects from the application of GAAP by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs, which will be amortized over various future periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G’s competitive position, the associated regulatory asset or liability is charged or credited to income. See Note 5. Regulatory Matters of the Notes for additional information related to these and other regulatory issues.

Power

NDT Funds

Power accounts for the assets in the NDT Funds under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The assets in the NDT Funds are classified as available-for-sale securities and are marked to market with unrealized gains and losses recorded in Accumulated Other Comprehensive Loss unless securities with such unrealized losses are deemed to be other-than-temporarily-impaired. Realized gains, losses and dividend and interest income are recorded on Power’s and PSEG’s Statements of Operations under Other Income and Other Deductions. Unrealized losses that are deemed to be other than temporarily impaired, as defined under SFAS 115, and related interpretive guidance, are charged against earnings rather than Accumulated Other Comprehensive Loss.

Power and Energy Holdings

Accounting for Goodwill

Power and Energy Holdings evaluate their respective goodwill for impairment at least annually or when indications of impairment exist. An impairment may exist when the carrying amount of goodwill exceeds its implied fair value.

Accounting estimates related to goodwill fair value are highly susceptible to change from period to period because they require management to make cash flow assumptions about future sales, operating costs, economic conditions and discount rates over an indefinite life. The impact of recognizing an impairment could have a material impact on financial position and results of operations.

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

PSEG and Energy Holdings

Foreign Currency Translation

Energy Holdings’ financial statements are prepared using the U.S. Dollar as the reporting currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, for foreign operations whose functional currency is deemed to be the local (foreign) currency, asset and liability accounts are translated into U.S. Dollars at current exchange rates and revenues and expenses are translated at average exchange rates prevailing during the period. Translation gains and losses (net of applicable deferred taxes) are not included in determining Net Income but are reported in Other Comprehensive Income. Gains and losses on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The determination of an entity’s functional currency requires management’s judgment. It is based on an assessment of the primary currency in which transactions in the local environment are conducted, and whether the local currency can be relied upon as a stable currency in which to conduct business. As economic and business conditions change, Energy Holdings is required to reassess the economic environment and determine the appropriate functional currency. The impact of foreign currency accounting could have a material adverse impact on Energy Holdings’ results of operations.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

PSEG, PSE&G, Power and Energy Holdings

The market risk inherent in PSEG’s, PSE&G’s, Power’s and Energy Holdings’ market-risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in the Notes to Consolidated Financial Statements (Notes). It is the policy of each entity to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings have a Risk Management Committee (RMC) comprised of executive officers who utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

Additionally, PSEG, PSE&G, Power and Energy Holdings are exposed to counterparty credit losses in the event of non-performance or non-payment. PSEG has a credit management process, which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non- performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG and its subsidiaries’ financial condition, results of operations or net cash flows.

Foreign Exchange Rate Risk

Energy Holdings

Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. Primarily, Global is impacted by changes in the U.S. Dollar to Peruvian Nuevo Sol and the Chilean Peso exchange rates and to a much lesser extent, the Euro. Whenever possible, these subsidiaries and affiliates have attempted to limit potential foreign exchange impacts by entering into revenue contracts that adjust to changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements to manage risk related to certain foreign currency transactions, when appropriate.

Global’s investment balances are also impacted by foreign currency changes through translation adjustments. Foreign currency has strengthened on a net basis since Global’s acquisitions and investments in Chile and Peru. A foreign currency fluctuation of 10% in such foreign currencies would result in an aggregate change in Accumulated Other Comprehensive Income of $92 million. As of December 31, 2006, Energy Holdings’ net gain in Accumulated Other Comprehensive Income from currency fluctuations was approximately $111 million.

Commodity Contracts

PSEG and Power

The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market rules and other events. To reduce price risk caused by market fluctuations, Power enters into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties. These contracts, in conjunction with demand obligations help reduce risk and optimize the value of owned electric generation capacity.

Normal Operations and Hedging Activities

Power enters into physical contracts, as well as financial contracts, including forwards, futures, swaps and options designed to reduce risk associated with volatile commodity prices. Commodity price risk is associated with market price movements resulting from market generation demand, changes in fuel costs and various other factors.

Under SFAS 133, changes in the fair value of qualifying cash flow hedge transactions are recorded in Accumulated Other Comprehensive Loss, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings currently. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

Many non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and are accounted for upon settlement.

Trading

Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. In addition, Power has non-asset based trading activities, which have significantly decreased. These contracts also involve financial transactions including swaps, options and futures. These activities are marked to market in accordance with SFAS 133 with gains and losses recognized in earnings.

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

Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), fuel supply contracts and energy derivatives designed to manage the risk around generation and load. While Power manages its risk at the portfolio level, it also monitors separately the risk of its trading activities and its hedges. Non-trading MTM VaR consists of MTM derivatives that are economic hedges, some of which qualify for hedge accounting. The MTM derivatives that are not hedges are included in the trading VaR.

The VaR models used by Power are variance/covariance models adjusted for the delta of positions with a 95% one-tailed confidence level and a one-day holding period for the MTM trading and non- trading activities and a 95% one-tailed confidence level with a one-week holding period for the portfolio VaR. The models assume no new positions throughout the holding periods, whereas Power actively manages its portfolio.

Reduced trading activities by Power during 2006 have resulted in less trading risk. As of December 31, 2006, trading VaR was immaterial. As of December 31, 2005, trading VaR was approximately $1 million.

For the Year Ended December 31, 2006	Trading VaR		Non-Trading MTM VaR
	(Millions)
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$	—*	$38
Average for the Period	$	—*	$46
High	$	—*	$55
Low	$	—*	$38
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$	—*	$59
Average for the Period	$	—*	$73
High	$	—*	$87
Low	$	—*	$59

*	less than $1 million

Interest Rates

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. It is the policy of PSEG, PSE&G, Power and Energy Holdings to manage interest rate risk through the use of fixed and floating rate debt, interest rate swaps and interest rate lock agreements. PSEG, PSE&G, Power and Energy Holdings manage their respective interest rate exposures by maintaining a targeted ratio of fixed and floating rate debt. As of December 31, 2006, a hypothetical 10% change in market interest rates would result in a $7 million, $3 million, $1 million and an insignificant change (less than $500 thousand) in annual interest costs related to debt at PSEG, PSE&G, Power and Energy Holdings, respectively. In addition, as of December 31, 2006, a hypothetical 10% change in market interest rates would result in a $7 million, $77 million, $105 million and $32 million change in the fair value of the debt of PSEG, PSE&G, Power and Energy Holdings, respectively.

Debt and Equity Securities

PSEG, PSE&G, Power and Energy Holdings

PSEG has approximately $3.4 billion invested in its pension plans. Although fluctuations in market prices of securities within this portfolio do not directly affect PSEG’s earnings in the current period, changes in the value of these investments could affect PSEG’s future contributions to these plans, its financial position if its ABO under its pension plans exceeds the fair value of its pension funds and future earnings as PSEG could be required to adjust pension expense and its assumed rate of return.

Power

Power’s NDT Funds are comprised of both fixed income and equity securities totaling $1.3 billion as of December 31, 2006. The fair value of equity securities is determined independently each month by the Trustee. As of December 31, 2006, the portfolio was comprised of approximately $785 million of equity securities and approximately $471 million in fixed income securities. The fair market value of the assets in the NDT Funds will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2006, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Funds by approximately $79 million.

Power uses duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Funds is the Lehman Brothers Aggregate Bond Index, which currently has duration of 4.46 years and a yield of 5.34%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2006, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $7.8 million.

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

PSE&G

BGS suppliers expose PSE&G to credit losses in the event of non-performance or non-payment upon a default of the BGS supplier. Credit requirements are governed under BPU approved BGS contracts.

Power

Counterparties expose Power’s trading operation to credit losses in the event of non-performance or non-payment. Power has a credit management process, which is used to assess, monitor and mitigate counterparty exposure for Power and its subsidiaries. Power’s counterparty credit limits are based on a scoring model that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. Power’s trading operations have entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Power’s exposure to counterparty risk by providing the offset of amounts payable to the counterparty against amounts receivable from the counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power’s and its subsidiaries’ financial condition, results of operations or net cash flows. As of December 31, 2006, approximately 97% of the credit exposure (MTM plus net receivables and payables, less cash collateral) for Power’s trading operations was with investment grade counterparties. The majority of the credit exposure with non-investment grade counterparties was with certain companies that supply fuel (primarily coal) to Power. Therefore, this exposure relates to the risk of a counterparty performing under its obligations rather than payment risk. As of December 31, 2006, Power’s trading operations had over 121 active counterparties.

Energy Holdings

Global

Global has credit risk with respect to its counterparties to power purchase agreements (PPAs) and other parties.

Resources

As of December 31, 2006, Resources has a remaining gross investment in three leased aircraft of approximately $41 million, all with Northwest airlines. Resources successfully restructured the leases and converted them from leveraged leases to operating leases. Energy Holdings expects to recover its investment through cash flows from the operating leases.

Resources has credit risk related to its investments in leveraged leases, totaling $924 million, which is net of deferred taxes of $1.9 billion, as of December 31, 2006. These investments are largely concentrated in the energy industry. As of December 31, 2006, 67% of counterparties in the lease portfolio were rated investment grade by both S&P and Moody’s. As of December 31, 2006, the weighted average credit rating of the lessees in Resources’ leasing portfolio was A–/A3 by S&P and Moody’s respectively.

Resources is the lessor of domestic generating facilities in several U.S. energy markets. Several of these lessees have credit ratings below investment grade. Resources’ investment in such transactions was approximately $264 million, net of deferred taxes of $510 million as of December 31, 2006. The credit exposure to the lessees is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, over-collateralization of the lessee with non-leased assets, historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverages are not met and similar cash flow restrictions if ratings are not maintained at stated levels. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a market downturn or degradation in operating performance of the leased assets.

In any lease transaction, in the event of a default, Energy Holdings would exercise its rights and attempt to seek recovery of its investment. The results of such efforts may not be known for a period of time. A bankruptcy of a lessee and failure to recover adequate value could lead to a foreclosure of the lease. Under a worst-case scenario, if a foreclosure were to occur, Resources would record a pre-tax write-off up to its gross investment, including deferred taxes, in these facilities. Also, in the event of a potential foreclosure, the net tax benefits generated by Resources’ portfolio of investments could be materially reduced in the period in which gains associated with the potential forgiveness of debt at these projects occurs. The amount and timing of any potential reduction in net tax benefits is dependent upon a number of factors including, but not limited to, the time of a potential foreclosure, the amount of lease debt outstanding, any cash trapped at the projects and negotiations during such potential foreclosure process. The potential loss of earnings, impairment and/or tax payments could have a material impact to PSEG’s and Energy Holdings’ financial position, results of operations and net cash flows.

Other Supplemental Information Regarding Market Risk

Power

The following table describes the drivers of Power’s energy trading and marketing activities and Operating Revenues included in its Consolidated Statement of Operations for the year ended December 31, 2006. Normal operations and hedging activities represent the marketing of electricity available from Power’s owned or contracted generation sold into the wholesale market. As the information in this table highlights, MTM activities represent a small portion of the total Operating Revenues for Power. Activities accounted for under the accrual method, including normal purchases and sales, account for the majority of the revenue. The MTM activities reported here are those relating to changes in fair value due to external movement in prices. For additional information, see Note 11. Financial Risk Management Activities of the Notes.

Operating Revenues
For the Year Ended December 31, 2006

	Normal Operations and Hedging(A)	Trading	Total
	(Millions)
MTM Activities:
Unrealized MTM Gains (Losses)
Changes in Fair Value of Open Position	$13	$23	$36
Realization at Settlement of Contracts	(32)	(27)	(59)

Total Change in Unrealized Fair Value	(19)	(4)	(23)
Realized Net Settlement of Transactions Subject to MTM	32	27	59

Net MTM Gains	13	23	36
Accrual Activities:
Accrual Activities—Revenue, Including Hedge Reclassifications	6,021	—	6,021

Total Operating Revenues	$6,034	$23	$6,057

(A)	Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset backed transactions (ABT) and hedging activities, but excludes owned and contracted generation assets.

The following table indicates Power’s energy trading assets and liabilities, as well as Power’s hedging activity related to ABTs and derivative instruments that qualify for hedge accounting under SFAS 133. This table presents amounts segregated by portfolio which are then netted for those counterparties with whom Power has the right to set off and therefore, are not necessarily indicative of amounts presented on the Consolidated Balance Sheets since balances with many counterparties are subject to offset and are shown net on the Consolidated Balance Sheets regardless of the portfolio in which they are included.

Energy Contract Net Assets/Liabilities
As of December 31, 2006

	Normal Operations and Hedging	Trading	Total
	(Millions)
MTM Energy Assets
Current Assets	$80	$44	$124
Noncurrent Assets	23	5	28

Total MTM Energy Assets	103	49	152

MTM Energy Liabilities
Current Liabilities	$(271)	$(54)	$(325)
Noncurrent Liabilities	(166)	(3)	(169)

Total MTM Energy Liabilities	(437)	(57)	(494)

Total MTM Energy Contract Net Liabilities	$(334)	$(8)	$(342)

The following table presents the maturity of net fair value of MTM energy trading contracts.

Maturity of Net Fair Value of MTM Energy Trading Contracts
As of December 31, 2006

	Maturities within
	2007	2008	2009- 2011	Total
	(Millions)
Trading	$(10)	$2	$—	$(8)
Normal Operations and Hedging	(191)	(166)	23	(334)

Total Net Unrealized Losses on MTM Contracts	$(201)	$(164)	$23	$(342)

Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

PSEG, Power and Energy Holdings

The following table identifies losses on cash flow hedges that are currently in Accumulated Other Comprehensive Loss, a separate component of equity. Power uses forward sale and purchase contracts, swaps and firm transmission rights contracts to hedge forecasted energy sales from its generation stations and its contracted supply obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives. The table also provides an estimate of the losses, net of taxes that are expected to be reclassified out of Accumulated Other Comprehensive Loss and into earnings over the next twelve months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
As of December 31, 2006

	Accumulated Other Comprehensive Loss	Portion Expected to be Reclassified in next 12 months
	(Millions)
Commodities	$(108)	$(27)
Interest Rates	(5)	(1)

Net Cash Flow Hedge Loss Included in Accumulated Other Comprehensive Loss	$(113)	$(28)

Power

Credit Risk

The following table provides information on Power’s credit exposure, net of collateral, as of December 31, 2006. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value on open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of December 31, 2006

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%		Net Exposure of Counterparties >10%
	(Millions)			(Millions)
Investment Grade—External Rating	$619	$79	$619	1	(A)	$393
Non-Investment Grade—External Rating	1	—	1	—		—
Investment Grade—No External Rating	23	—	23	—		—
Non-Investment Grade—No External
Rating	22	—	22	—		—

Total	$665	$79	$665	1		$393

(A)	Counterparty is PSE&G.

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more collateral than the outstanding exposure, in which case there would not be exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED:

We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.

As discussed in Note 3 to the consolidated financial statements, on December 31, 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Stockholder and Board of Directors of
PUBLIC SERVICE ELECTRIC AND GAS COMPANY:

We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Directors of
PSEG POWER LLC:

We have audited the accompanying consolidated balance sheets of PSEG Power LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, capitalization and member’s equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

As discussed in Note 3 to the consolidated financial statements, on December 31, 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Directors of
PSEG ENERGY HOLDINGS L.L.C.:

We have audited the accompanying consolidated balance sheets of PSEG Energy Holdings L.L.C. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, member’s equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2007

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions, except for share data)

	For The Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES	$12,164	$12,164	$10,610
OPERATING EXPENSES
Energy Costs	6,769	7,040	5,824
Operation and Maintenance	2,297	2,282	2,147
Write-down of Assets	318	—	—
Depreciation and Amortization	832	731	683
Taxes Other Than Income Taxes	133	141	139

Total Operating Expenses	10,349	10,194	8,793

Income from Equity Method Investments	120	124	119

OPERATING INCOME	1,935	2,094	1,936
Other Income	209	233	186
Other Deductions	(126)	(93)	(65)
Interest Expense	(808)	(784)	(774)
Preferred Stock Dividends	(4)	(4)	(4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,206	1,446	1,279
Income Tax Expense	(454)	(560)	(484)

INCOME FROM CONTINUING OPERATIONS	752	886	795
Loss from Discontinued Operations, including Gain (Loss) on Disposal, net of tax benefit of $24, $154, and $44 for the years ended 2006, 2005 and 2004, respectively	(13)	(208)	(69)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	739	678	726
Cumulative Effect of a Change in Accounting Principle, net of tax benefit of $11 in 2005	—	(17)	—

NET INCOME	$739	$661	$726

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	251,678	240,297	236,984

DILUTED	252,314	244,406	238,286

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$2.99	$3.69	$3.35
NET INCOME	$2.94	$2.75	$3.06

DILUTED
INCOME FROM CONTINUING OPERATIONS	$2.98	$3.63	$3.34
NET INCOME	$2.93	$2.71	$3.05

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$2.28	$2.24	$2.20

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$141	$288
Accounts Receivable, net of allowances of $52 and $44 in 2006 and 2005, respectively	1,368	1,936
Unbilled Revenues	328	394
Fuel	847	812
Materials and Supplies	290	269
Prepayments	72	128
Restricted Funds	79	76
Derivative Contracts	127	377
Assets of Discontinued Operations	325	1,175
Assets Held for Sale	40	—
Other	45	41

Total Current Assets	3,662	5,496

PROPERTY, PLANT AND EQUIPMENT	18,851	18,209
Less: Accumulated Depreciation and Amortization	(5,849)	(5,533)

Net Property, Plant and Equipment	13,002	12,676

NONCURRENT ASSETS
Regulatory Assets	5,694	5,059
Long-Term Investments	3,868	4,077
Nuclear Decommissioning Trust (NDT) Funds	1,256	1,133
Other Special Funds	147	559
Goodwill	539	554
Intangibles	46	46
Derivative Contracts	55	42
Other	301	179

Total Noncurrent Assets	11,906	11,649

TOTAL ASSETS	$28,570	$29,821

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
	2006	2005
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$849	$1,536
Commercial Paper and Loans	381	100
Accounts Payable	964	1,154
Derivative Contracts	335	625
Accrued Interest	124	152
Accrued Taxes	152	141
Clean Energy Program	120	96
Liabilities of Discontinued Operations	—	436
Other	481	515

Total Current Liabilities	3,406	4,755

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,462	4,248
Regulatory Liabilities	646	726
Asset Retirement Obligations	509	585
Other Postretirement Benefit (OPEB) Costs	1,089	597
Accrued Pension Costs	327	67
Clean Energy Program	133	233
Environmental Costs	421	420
Derivative Contracts	204	656
Other	176	153

Total Noncurrent Liabilities	7,967	7,685

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	7,636	7,849
Securitization Debt	1,708	1,879
Project Level, Non-Recourse Debt	840	891
Debt Supporting Trust Preferred Securities	186	660

Total Long-Term Debt	10,370	11,279

SUBSIDIARIES’ PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2006 and 2005—795,234 shares	80	80

COMMON STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 500,000,000 shares; issued; 2006—266,372,440 shares; 2005—265,332,746 shares	4,661	4,618
Treasury Stock, at cost; 2006—13,727,032 shares; 2005—14,169,560 shares	(516)	(532)
Retained Earnings	2,710	2,545
Accumulated Other Comprehensive Loss	(108)	(609)

Total Common Stockholders’ Equity	6,747	6,022

Total Capitalization	17,197	17,381

TOTAL LIABILITIES AND CAPITALIZATION	$28,570	$29,821

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For The Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$739	$661	$726
Adjustments to Reconcile Net Income to Net Cash Flows from
Operating Activities:
(Gain) Loss on Disposal of Discontinued Operations, net of tax	(19)	178	(5)
Cumulative Effect of a Change in Accounting Principle, net of tax	—	17	—
Gain (Loss) on Disposition of Property, Plant and Equipment	(5)	(8)	1
Write-Down of Property, Plant and Equipment	44	—	—
Write-Down of Project Investments	—	22	—
Depreciation and Amortization	850	767	721
Amortization of Nuclear Fuel	97	94	80
Provision for Deferred Income Taxes (Other than Leases) and ITC	(111)	224	167
Non-Cash Employee Benefit Plan Costs	237	235	217
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	64	(27)	(92)
Loss (Gain) on Sale of Investments	260	(122)	(79)
Undistributed Earnings from Affiliates	(44)	(46)	(12)
Foreign Currency Transaction Loss (Gain)	5	—	26
Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(30)	20	(4)
Over Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	111	109	80
Under Recovery of Societal Benefits Charge (SBC)	(140)	(120)	(158)
Net Realized Gains and Income from NDT Funds	(63)	(125)	(105)
Other Non-Cash Charges	62	61	57
Net Change in Certain Current Assets and Liabilities	173	(655)	25
Employee Benefit Plan Funding and Related Payments	(148)	(240)	(174)
Proceeds from the Withdrawal of Partnership Interests and Other Distributions	10	64	126
Other	(163)	(139)	8

Net Cash Provided By Operating Activities	1,929	970	1,605

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,015)	(1,053)	(1,247)
Investments in Joint Ventures, Partnerships and Capital Leases	—	—	(14)
Proceeds from Collection of Notes Receivable	—	120	—
Proceeds from Sale of Discontinued Operations	494	—	43
Proceeds from Sale of Property, Plant and Equipment	5	229	13
Proceeds from the Sale of Investments and Return of Capital from Partnerships	246	315	399
Proceeds from NDT Funds Sales	1,405	3,223	2,637
Investment in NDT Funds	(1,427)	(3,232)	(2,647)
Restricted Funds	(5)	(54)	54
NDT Funds Interest and Dividends	40	35	28
Other	16	12	(22)

Net Cash Used In Investing Activities	(241)	(405)	(756)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	281	(538)	339
Issuance of Long-Term Debt	250	728	1,410
Issuance of Non-Recourse Debt	—	18	19
Issuance of Common Stock	83	533	83
Redemptions of Long-Term Debt	(1,594)	(271)	(2,232)
Repayment of Non-Recourse Debt	(51)	(37)	(70)
Redemption of Debt Underlying Trust Securities	(203)	(387)	—
Cash Dividends Paid on Common Stock	(574)	(541)	(522)
Contributions from Minority Shareholders	—	(1)	—
Other	(26)	(46)	(56)

Net Cash Used In Financing Activities	(1,834)	(542)	(1,029)

Effect of Exchange Rate Change	(1)	2	1

Net Increase in Cash and Cash Equivalents	(147)	25	(179)
Cash and Cash Equivalents at Beginning of Period	288	263	442

Cash and Cash Equivalents at End of Period	$141	$288	$263

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$386	$103	$104
Interest Paid, Net of Amounts Capitalized	$773	$793	$852

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
(Millions)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shs.	Amount	Shs.	Amount
Balance as of January 1, 2004	262	$4,490	(26)	$(981)	$2,221	$(192)	$5,538

Net Income	—	—	—	—	726	—	726
Other Comprehensive Income (Loss), net of tax:
Currency Translation Adjustment, net of tax	—	—	—	—	—	64	64
Available for Sale Securities, net of tax	—	—	—	—	—	(16)	(16)
Change in Fair Value of Derivative Instruments, net of tax	—	—	—	—	—	(167)	(167)
Reclassification Adjustments for Net Amounts included in Net Income, net of tax	—	—	—	—	—	46	46
Other	—	—	—	—	—	(3)	(3)
Minimum Pension Liability Adjustment, net of tax	—	—	—	—	—	(6)	(6)
Change in Fair Value of Equity Investments	—	—	—	—	—	2	2

Other Comprehensive Loss							(80)

Comprehensive Income							646
Cash Dividends on Common Stock	—	—	—	—	(522)	—	(522)
Issuance of Common Stock	2	83	—	—	—	—	83
Issuance Costs and Other	—	(4)	—	3	—	—	(1)

Balance as of December 31, 2004	264	$4,569	(26)	$(978)	$2,425	$(272)	$5,744

Net Income	—	—	—	—	661	—	661
Other Comprehensive Income (Loss), net of tax:
Currency Translation Adjustment, net of tax	—	—	—	—	—	84	84
Available for Sale Securities, net of tax	—	—	—	—	—	(30)	(30)
Change in Fair Value of Derivative Instruments, net of tax	—	—	—	—	—	(573)	(573)
Reclassification Adjustments for Net Amounts included in Net Income, net of tax	—	—	—	—	—	182	182
Settlement Adjustments Related to Projects Under Construction	—	—	—	—	—	(2)	(2)
Minimum Pension Liability Adjustment, net of tax	—	—	—	—	—	2	2

Other Comprehensive Loss							(337)

Comprehensive Income							324
Cash Dividends on Common Stock	—	—	—	—	(541)	—	(541)
Issuance of Common Stock	1	104	12	429	—	—	533
Issuance Costs and Other	—	(55)	—	17	—	—	(38)

Balance as of December 31, 2005	265	$4,618	(14)	$(532)	$2,545	$(609)	$6,022

Net Income	—	—	—	—	739	—	739
Other Comprehensive Income (Loss), net of tax:
Currency Translation Adjustment, net of tax	—	—	—	—	—	154	154
Available for Sale Securities, net of tax	—	—	—	—	—	37	37
Change in Fair Value of Derivative Instruments, net of tax	—	—	—	—	—	343	343
Reclassification Adjustments for Net Amounts included in Net Income, net of tax	—	—	—	—	—	114	114
Sale of Investments	—	—	—	—	—	55	55
Minimum Pension Liability Adjustment, net of tax	—	—	—	—	—	3	3

Other Comprehensive Loss							706

Comprehensive Income							1,445
Adjustment to initially apply FASB Statement 158, net of tax	—	—	—	—	—	(205)	(205)
Cash Dividends on Common Stock	—	—	—	—	(574)	—	(574)
Issuance of Common Stock	1	68	—	15	—	—	83
Issuance Costs and Other	—	(25)	—	1	—	—	(24)

Balance as of December 31, 2006	266	$4,661	(14)	$(516)	$2,710	$(108)	$6,747

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions)

	For The Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES	$7,569	$7,514	$6,810
OPERATING EXPENSES
Energy Costs	4,884	4,756	4,122
Operation and Maintenance	1,160	1,151	1,083
Depreciation and Amortization	620	553	523
Taxes Other Than Income Taxes	133	141	139

Total Operating Expenses	6,797	6,601	5,867

OPERATING INCOME	772	913	943
Other Income	25	15	12
Other Deductions	(3)	(3)	(1)
Interest Expense	(346)	(342)	(362)

INCOME BEFORE INCOME TAXES	448	583	592
Income Tax Expense	(183)	(235)	(246)

NET INCOME	265	348	346
Preferred Stock Dividends	(4)	(4)	(4)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$261	$344	$342

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$28	$159
Accounts Receivable, net of allowances of $46 in 2006 and $41 in 2005	805	959
Unbilled Revenues	328	394
Materials and Supplies	50	49
Prepayments	14	49
Restricted Funds	12	14
Other	38	32

Total Current Assets	1,275	1,656

PROPERTY, PLANT AND EQUIPMENT	11,061	10,636
Less: Accumulated Depreciation and Amortization	(3,794)	(3,627)

Net Property, Plant and Equipment	7,267	7,009

NONCURRENT ASSETS
Regulatory Assets	5,694	5,059
Long-Term Investments	149	144
Other Special Funds	53	315
Other	115	114

Total Noncurrent Assets	6,011	5,632

TOTAL ASSETS	$14,553	$14,297

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
	2006	2005
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$284	$485
Commercial Paper and Loans	31	—
Accounts Payable	254	286
Accounts Payable—Affiliated Companies, net	645	391
Accrued Interest	55	59
Clean Energy Program	120	96
Derivative Contracts	2	6
Other	322	370

Total Current Liabilities	1,713	1,693

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,517	2,608
Other Postretirement Benefit (OPEB) Costs	898	561
Accrued Pension Costs	133	19
Regulatory Liabilities	646	726
Clean Energy Program	133	233
Environmental Costs	367	365
Asset Retirement Obligations	221	210
Derivative Contracts	18	6
Other	6	8

Total Noncurrent Liabilities	4,939	4,736

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	3,003	2,866
Securitization Debt	1,708	1,879

Total Long-Term Debt	4,711	4,745

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2006 and 2005—795,234 shares	80	80

COMMON STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	170	170
Basis Adjustment	986	986
Retained Earnings	1,061	1,000
Accumulated Other Comprehensive Income (Loss)	1	(5)

Total Common Stockholder’s Equity	3,110	3,043

Total Capitalization	7,901	7,868

TOTAL LIABILITIES AND CAPITALIZATION	$14,553	$14,297

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$265	$348	$346
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	620	553	523
Provision for Deferred Income Taxes and ITC	(112)	(52)	(80)
Non-Cash Employee Benefit Plan Costs	169	166	155
Gain on Sale of Property, Plant and Equipment	(4)	(3)	—
Non-Cash Interest Expense	18	16	24
Employee Benefit Plan Funding and Related Payments	(97)	(154)	(115)
Over Recovery of Electric Energy Costs (BGS and NTC)	24	117	10
Over (Under) Recovery of Gas Costs	87	(8)	70
Under Recovery of SBC	(140)	(120)	(158)
Other Non-Cash Charges	6	4	3
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	220	(268)	(20)
Materials and Supplies	(1)	(4)	5
Prepayments	35	12	(17)
Accrued Taxes	(23)	—	18
Accrued Interest	(4)	—	(12)
Accounts Payable	(32)	36	(36)
Accounts Receivable/Payable—Affiliated Companies, net	(72)	79	20
Other Current Assets and Liabilities	(57)	77	58
Other	(98)	(110)	(98)

Net Cash Provided By Operating Activities	804	689	696

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(528)	(498)	(420)
Proceeds from the Sale of Property, Plant and Equipment	2	3	13
Restricted Funds	1	(11)	(4)

Net Cash Used In Investing Activities	(525)	(506)	(411)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	31	(105)	105
Issuance of Long-Term Debt	250	250	710
Redemption of Securitization Debt	(163)	(146)	(137)
Redemption of Long-Term Debt	(322)	(125)	(984)
Issuance of Securitization Debt	—	103	—
Deferred Issuance Costs	(2)	(3)	(9)
Collection of Note Receivable—Affiliated Company	—	—	—
Cash Dividends Paid on Common Stock	(200)	—	(100)
Preferred Stock Dividends	(4)	(4)	(4)

Net Cash (Used In) Provided by Financing Activities	(410)	(30)	(419)

Net (Decrease) Increase In Cash and Cash Equivalents	(131)	153	(134)
Cash and Cash Equivalents at Beginning of Period	159	6	140

Cash and Cash Equivalents at End of Period	$28	$159	$6

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$237	$313	$355
Interest Paid, Net of Amounts Capitalized	$312	$316	$348

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
(Millions)

	Common Stock	Contributed Capital from PSEG	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2004	$892	$170	$986	$414	$(2)	$2,460

Net Income	—	—	—	346	—	346
Other Comprehensive Loss, net of tax:
Minimum Pension Liability Adjustment, net of tax	—	—	—	—	(2)	(2)

Comprehensive Income						344

Cash Dividends on Common Stock	—	—	—	(100)	—	(100)
Cash Dividends on Preferred Stock	—	—	—	(4)	—	(4)

Balance as of December 31, 2004	$892	$170	$986	$656	$(4)	$2,700

Net Income	—	—	—	348	—	348
Other Comprehensive Loss, net of tax:
Minimum Pension Liability Adjustment, net of tax	—	—	—	—	(1)	(1)

Comprehensive Income						347

Cash Dividends on Common Stock	—	—	—	—	—	—
Cash Dividends on Preferred Stock	—	—	—	(4)	—	(4)

Balance as of December 31, 2005	$892	$170	$986	$1,000	$(5)	$3,043

Net Income	—	—	—	265	—	265
Other Comprehensive Income, net of tax:
Minimum Pension Liability Adjustment, net of tax	—	—	—	—	5	5

Comprehensive Income						270

Adjustment to initially apply FASB Statement 158, net of tax	—	—	—	—	1	1

Cash Dividends on Common Stock	—	—	—	(200)	—	(200)
Cash Dividends on Preferred Stock	—	—	—	(4)	—	(4)

Balance as of December 31, 2006	$892	$170	$986	$1,061	$1	$3,110

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions)

	For The Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES	$6,057	$6,027	$5,166
OPERATING EXPENSES
Energy Costs	3,955	4,266	3,553
Operation and Maintenance	958	939	948
Write-Down of Assets	44	—	—
Depreciation and Amortization	140	114	98

Total Operating Expenses	5,097	5,319	4,599

OPERATING INCOME	960	708	567
Other Income	157	187	167
Other Deductions	(91)	(43)	(50)
Interest Expense	(148)	(100)	(90)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	878	752	594
Income Tax Expense	(363)	(318)	(227)

INCOME FROM CONTINUING OPERATIONS	515	434	367
Loss from Discontinued Operations, Including Loss on Disposal, net of tax benefit of $166, $156 and $41 for the years ended 2006, 2005 and 2004, respectively	(239)	(226)	(59)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	276	208	308
Cumulative Effect of a Change in Accounting Principle, net of tax benefit of $11 for the year ended 2005	—	(16)	—

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$276	$192	$308

See disclosures regarding PSEG Power LLC included in the
Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13	$8
Accounts Receivable	430	862
Accounts Receivable - Affiliated Companies, net	495	288
Fuel	846	811
Materials and Supplies	202	193
Energy Trading Contracts	55	327
Derivative Contracts	56	50
Assets of Discontinued Operations	325	677
Assets Held for Sale	40	—
Other	26	26

Total Current Assets	2,488	3,242

PROPERTY, PLANT AND EQUIPMENT	5,868	5,771
Less: Accumulated Depreciation and Amortization	(1,638)	(1,550)

Net Property, Plant and Equipment	4,230	4,221

NONCURRENT ASSETS
Deferred Income Taxes and Investment Tax Credits (ITC)	—	70
Nuclear Decommissioning Trust (NDT) Funds	1,256	1,133
Goodwill	16	16
Intangibles	35	39
Other Special Funds	42	143
Energy Trading Contracts	10	42
Derivative Contracts	19	—
Other	50	39

Total Noncurrent Assets	1,428	1,482

TOTAL ASSETS	$8,146	$8,945

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$500
Accounts Payable	589	745
Short-Term Loan from Affiliate	54	202
Energy Trading Contracts	222	200
Derivative Contracts	90	403
Accrued Interest	34	41
Other	95	86

Total Current Liabilities	1,084	2,177

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	48	—
Asset Retirement Obligations	287	373
Other Postretirement Benefit (OPEB) Costs	138	25
Energy Trading Contracts	19	19
Derivative Contracts	151	597
Accrued Pension Costs	106	17
Environmental Costs	54	55
Other	18	28

Total Noncurrent Liabilities	821	1,114

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
LONG-TERM DEBT
Total Long-Term Debt	2,818	2,817

MEMBER’S EQUITY
Contributed Capital	2,000	2,000
Basis Adjustment	(986)	(986)
Retained Earnings	2,586	2,310
Accumulated Other Comprehensive Loss	(177)	(487)

Total Member’s Equity	3,423	2,837

TOTAL LIABILITIES AND MEMBER’S EQUITY	$8,146	$8,945

See disclosures regarding PSEG Power LLC included in the
Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For The Years Ended December 31,
	2006	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$276	$192	$308
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss on Disposal of Discontinued operations, net of tax	208	178	—
Cumulative Effect of a Change in Accounting Principle	—	16	—
Write-down of Property, Plant and Equipment	44	—	—
Gain on Disposition of Property, Plant and Equipment	(1)	(5)	1
Depreciation and Amortization	157	136	121
Amortization of Nuclear Fuel	97	94	80
Interest Accretion on Asset Retirement Obligations	33	28	26
Provision for Deferred Income Taxes and ITC	34	276	163
Unrealized Losses (Gains) on Energy Contracts and Other Derivatives	5	17	(7)
Non-Cash Employee Benefit Plan Costs	46	46	40
Net Realized Gains and Income from NDT Funds	(63)	(125)	(105)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(45)	(214)	(121)
Accounts Receivable	432	(122)	(123)
Accounts Payable	(181)	(247)	206
Accounts Receivable/Payable-Affiliated Companies, net	122	(91)	(71)
Other Current Assets and Liabilities	(5)	(27)	(67)
Employee Benefit Plan Funding and Related Payments	(37)	(58)	(39)
Other	(79)	42	95

Net Cash Provided By Operating Activities	1,043	136	507

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(418)	(476)	(725)
Sales of Property, Plant and Equipment	1	226	—
Proceeds from NDT Funds Sales	1,405	3,223	2,637
NDT Funds Interest and Dividends	40	35	28
Investment in NDT Funds	(1,427)	(3,232)	(2,647)
Short-Term Loan—Affiliated Company, net	—	—	77
Change in Restricted Cash	—	—	39
Other	9	(18)	(19)

Net Cash Used In Investing Activities	(390)	(242)	(610)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	—	—	500
Redemption of Long-Term Debt	(500)	—	(800)
Proceeds from Contributed Capital	—	—	300
Short-Term Loan—Affiliated Company, net	(148)	104	98
Other	—	—	(12)

Net Cash Used In Financing Activities	(648)	104	86

Net (Decrease) Increase in Cash and Cash Equivalents	5	(2)	(17)
Cash and Cash Equivalents at Beginning of Period	8	10	27

Cash and Cash Equivalents at End of Period	$13	$8	$10

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$251	$(23)	$12
Interest Paid, Net of Amounts Capitalized	$173	$139	$233

See disclosures regarding PSEG Power LLC included in the
Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF CAPITALIZATION AND MEMBER’S EQUITY
(Millions)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Balance as of January 1, 2004	$1,700	$(986)	$1,810	$90	$2,614

Net Income	—	—	308	—	308
Other Comprehensive Income (Loss), net of tax:
Available for Sale Securities, net of tax	—	—	—	(16)	(16)
Change in Fair Value of Derivative Instruments, net of tax	—	—	—	(166)	(166)
Reclassification Adjustments for Net Amount included in Net Income, net of tax	—	—	—	43	43

Other Comprehensive Loss					(139)

Comprehensive Income					169
Contributed Capital	300	—	—	—	300

Balance as of December 31, 2004	$2,000	$(986)	$2,118	$(49)	$3,083

Net Income	—	—	192	—	192
Other Comprehensive Income (Loss), net of tax:
Available for Sale Securities, net of tax	—	—	—	(30)	(30)
Minimum Pension Liability Adjustment, net of tax	—	—	—	1	1
Change in Fair Value of Derivative Instruments, net of tax	—	—	—	(589)	(589)
Reclassification Adjustments for Net Amount included in Net Income, net of tax	—	—	—	180	180

Other Comprehensive Loss					(438)

Comprehensive Income	—	—	—	—	(246)

Balance as of December 31, 2005	$2,000	$(986)	$2,310	$(487)	$2,837

Net Income	—	—	276	—	276
Other Comprehensive Income (Loss), net of tax:
Available for Sale Securities, net of tax	—	—	—	37	37
Minimum Pension Liability Adjustment, net of tax	—	—	—	(4)	(4)
Change in Fair Value of Derivative Instruments, net of tax	—	—	—	343	343
Reclassification Adjustments for Net Amount
included in Net Income, net of tax	—	—	—	107	107

Other Comprehensive Loss					483

Comprehensive Income					759
Adjustment to initially apply FASB Statement 158, net of tax	—	—	—	(173)	(173)

Balance as of December 31, 2006	$2,000	$(986)	$2,586	$(177)	$3,423

See disclosures regarding PSEG Power LLC included in the
Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions)

	For The Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES
Electric Generation and Distribution Revenues	$1,171	$1,005	$558
Income from Leveraged and Operating Leases	151	175	165
Other	35	122	113

Total Operating Revenues	1,357	1,302	836

OPERATING EXPENSES
Energy Costs	739	675	322
Operation and Maintenance	208	215	171
Write-down of Assets	274	—	—
Depreciation and Amortization	52	46	44

Total Operating Expenses	1,273	936	537

Income from Equity Method Investments	120	124	119

OPERATING INCOME	204	490	418
Other Income	39	23	14
Other Deductions	(28)	(31)	(11)
Interest Expense	(203)	(213)	(223)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	12	269	198
Income Tax Benefit (Expense)	39	(69)	(45)
Minority Interests in Earnings of Subsidiaries	(2)	(1)	(2)

INCOME FROM CONTINUING OPERATIONS	49	199	151
Income (Loss) from Discontinued Operations, including Gain (Loss) on Disposal, net of tax (expense) benefit of ($142), ($2) and $3 for the years ended 2006, 2005 and 2004, respectively	226	18	(10)

NET INCOME	275	217	141
Preference Units Distributions	—	(3)	(16)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$275	$214	$125

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$98	$68
Accounts Receivable:
Trade—net of allowances of $6 and $3 in 2006 and 2005, respectively	103	101
Other Accounts Receivable	29	14
Notes Receivable:
Affiliated Companies	28	409
Other	—	5
Inventory	41	27
Restricted Funds	67	62
Assets of Discontinued Operations	—	498
Derivative Contracts	14	—
Other	8	7

Total Current Assets	388	1,191

PROPERTY, PLANT AND EQUIPMENT	1,706	1,560
Less: Accumulated Depreciation and Amortization	(307)	(237)

Net Property, Plant and Equipment	1,399	1,323

NONCURRENT ASSETS
Leveraged Leases, net	2,810	2,720
Corporate Joint Ventures and Partnership Interests	868	1,180
Goodwill	523	538
Intangibles	11	2
Derivative Contracts	26	3
Other	139	98

Total Noncurrent Assets	4,377	4,541

TOTAL ASSETS	$6,164	$7,055

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONSOLIDATED BALANCE SHEETS
(Millions)

	December 31,
	2006	2005
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$42	$348
Accounts Payable:
Trade	54	50
Affiliated Companies	12	11
Derivative Contracts	16	13
Accrued Interest	27	42
Liabilities of Discontinued Operations	—	436
Other	72	83

Total Current Liabilities	223	983

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,925	1,705
Derivative Contracts	11	27
Other	102	66

Total Noncurrent Liabilities	2,038	1,798

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
MINORITY INTERESTS	26	15

LONG-TERM DEBT
Project Level, Non-Recourse Debt	840	891
Senior Notes	1,149	1,448

Total Long-Term Debt	1,989	2,339

MEMBER’S EQUITY
Ordinary Unit	1,193	1,713
Retained Earnings	592	317
Accumulated Other Comprehensive Income (Loss)	103	(110)

Total Member’s Equity	1,888	1,920

TOTAL LIABILITIES AND MEMBER’S EQUITY	$6,164	$7,055

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	For The Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$275	$217	$141
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
(Gain) Loss on Disposal of Discontinued Operations, net of tax	(227)	—	(5)
Depreciation and Amortization	54	60	59
Demand Side Management Amortization	3	7	8
Investment Write-off and Write-down	—	22	—
Deferred Income Taxes (Other than Leases)	4	—	83
Leveraged Lease Income, Adjusted for Rents Received and Deferred Income Taxes	64	(27)	(92)
Undistributed Earnings from Affiliates	(44)	(46)	(12)
Loss (Gain) on Sale of Investments	260	(122)	(79)
Unrealized Loss on Investments	—	7	—
Foreign Currency Transaction Loss	5	—	26
Change in Fair Value of Derivative Financial Instruments	(35)	3	3
Other Non-Cash Charges	2	6	4
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	(26)	(15)	183
Inventory	(10)	—	(9)
Accounts Payable	(181)	19	(43)
Other Current Assets and Liabilities	3	81	7
Proceeds from Withdrawal of Partnership Interests and Other Distributions	10	64	126
Other	2	(3)	3

Net Cash Provided By Operating Activities	159	273	403

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(64)	(67)	(86)
Investments in Joint Ventures, Partnerships, and Leveraged Lease Agreements	—	—	(14)
Proceeds from the sale of Discontinued Operations	494	—	43
Proceeds from the Sale of Investments and Return of Capital from Partnerships	246	28	152
Proceeds from Termination of Leveraged Leases	—	287	247
Changes in Notes Receivable—Affiliated Company, net	381	(294)	185
Restricted Funds	(5)	(43)	19
Proceeds from Collection of Notes Receivable	—	120	—
Other	1	16	—

Net Cash Provided By Investing Activities	1,053	47	546

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Non-Recourse Long-Term Debt	—	18	19
Repayment of Senior Notes	(609)	—	(267)
Repayment of Non-Recourse Long-Term Debt	(51)	(37)	(70)
Repayment of Medium-Term Notes	—	—	(44)
Return of Capital Contributed	(520)	(100)	(75)
Redemptions of Preference Units	—	(184)	(325)
Ordinary Unit Distributions	—	(125)	(75)
Cash Distributions Paid on Preference Units	—	(3)	(16)
Payments to Minority Shareholders	—	(1)	(1)
Other	(1)	(5)	(7)

Net Cash Used In Financing Activities	(1,181)	(437)	(861)

Effect of Exchange Rate Change	(1)	2	1

Net (Decrease) Increase In Cash and Cash Equivalents	30	(115)	89
Cash and Cash Equivalents at Beginning of Period	68	183	94

Cash and Cash Equivalents at End of Period	$98	$68	$183

Supplemental Disclosure of Cash Flow Information:
Income Tax Benefits Received	$(97)	$(82)	$(197)
Interest Paid, Net of Amounts Capitalized	$187	$199	$247

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(Millions)

	Ordinary Unit	Preference Units	Retained Earnings	Other Comprehensive Income (Loss)	Total Member’s/ Stockholder’s Equity
Balance as of January 1, 2004	$1,888	$509	$178	$(271)	$2,304

Net Income	—	—	141	—	141
Other Comprehensive Income (Loss), net of tax:
Currency Translation Adjustment, net of tax	—	—	—	64	64
Current Period Declines in Fair Value of Derivative Instruments, net of tax	—	—	—	(2)	(2)
Reclassification Adjustments for Net Amounts Included in Net Income, net of tax	—	—	—	3	3
Settlement Adjustments related to projects under construction	—	—	—	(3)	(3)

Other Comprehensive Income					62

Comprehensive Income					203
Ordinary Unit Distributions	—	—	(75)	—	(75)
Return of Contributed Capital	(75)	—	—	—	(75)
Preference Units Redemption	—	(325)	—	—	(325)
Preference Units Distribution	—	—	(16)	—	(16)

Balance as of December 31, 2004	$1,813	$184	$228	$(209)	$2,016

Net Income	—	—	217	—	217
Other Comprehensive Income (Loss), net of tax:
Currency Translation Adjustment, net of tax	—	—	—	84	84
Reclassification Adjustments for Net Amounts Included in Net Income, net of tax	—	—	—	16	16
Minimum Pension Liability Adjustment, net of tax	—	—	—	(1)	(1)

Other Comprehensive Income					99

Comprehensive Income					316
Ordinary Unit Distributions	—	—	(125)	—	(125)
Return of Contributed Capital	(100)	—	—	—	(100)
Preference Units Redemption	—	(184)	—	—	(184)
Preference Units Distribution	—	—	(3)	—	(3)

Balance as of December 31, 2005	$1,713	$—	$317	$(110)	$1,920

Net Income	—	—	275	—	275
Other Comprehensive Income (Loss), net of tax:
Currency Translation Adjustment, net of tax	—	—	—	154	154
Reclassification Adjustments for Net Amounts Included in Net Income, net of tax	—	—	—	7	7
Sale of Investments	—	—	—	55	55
Minimum Pension Liability Adjustment, net of tax	—	—	—	1	1

Other Comprehensive Income					217

Comprehensive Income					492
Adjustment to initially apply FASB Statement 158, net of tax	—	—	—	(4)	(4)
Return of Contributed Capital	(520)	—	—	—	(520)

Balance as of December 31, 2006	$1,193	$—	$592	$103	$1,888

See disclosures regarding PSEG Energy Holdings L.L.C. included in the
Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies

Organization

Public Service Enterprise Group Incorporated (PSEG)

PSEG has four principal direct wholly owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings L.L.C. (Energy Holdings) and PSEG Services Corporation (Services).

As previously disclosed, on December 20, 2004, PSEG entered into an agreement and plan of merger (Merger Agreement) with Exelon Corporation (Exelon), a public utility holding company headquartered in Chicago, Illinois, providing for a merger of PSEG with and into Exelon. On September 14, 2006, PSEG received from Exelon a formal notice of termination of the Merger under the provisions of the Merger Agreement.

PSE&G

PSE&G is an operating public utility engaged principally in the transmission of electric energy and distribution of electric energy and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC).

PSE&G also owns PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), bankruptcy-remote entities that purchased certain transition property from PSE&G and issued transition bonds secured by such property. The transition property consists principally of the rights to receive electricity consumption-based per kilowatt-hour (kWh) charges from PSE&G electric distribution customers, which represent irrevocable rights to receive amounts sufficient to recover certain of PSE&G’s transition costs related to deregulation, as approved by the BPU.

Power

Power is a multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply, energy trading and marketing and risk management function through three principal direct wholly owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Nuclear and Fossil own and operate generation and generation-related facilities. ER&T is responsible for the day-to-day management of Power’s portfolio. Fossil, Nuclear and ER&T are subject to regulation by FERC and Nuclear is also subject to regulation by the Nuclear Regulatory Commission (NRC).

Energy Holdings

Energy Holdings has two principal direct wholly owned subsidiaries: PSEG Global L.L.C. (Global), which owns and operates international and domestic projects engaged in the generation and distribution of energy and PSEG Resources L.L.C. (Resources), which has invested primarily in energy-related leveraged leases. Energy Holdings also owns Enterprise Group Development Corporation (EGDC), a commercial real estate property management business.

Services

Services provides management and administrative and general services to PSEG and its subsidiaries. These include accounting, treasury, financial risk management, law, tax communications, planning, development, human resources, corporate secretarial, information technology, investor relations, stockholder services, real estate, insurance, library, records and information services, security and certain other services. Services charges PSEG and its subsidiaries for the cost of work performed and services provided pursuant to the terms and conditions of intercompany service agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

PSEG, PSE&G, Power and Energy Holdings

PSEG’s, PSE&G’s, Power’s and Energy Holdings’ consolidated financial statements include their respective accounts and consolidate those entities in which they have a controlling interest or are the primary beneficiary, except for certain of PSEG’s capital trusts which were deconsolidated in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities (VIE)” (FIN 46). Entities over which PSEG, PSE&G, Power and Energy Holdings exhibit significant influence, but do not have a controlling interest and/or are not the primary beneficiary are accounted for under the equity method of accounting. For investments in which significant influence does not exist and the investor is not the primary beneficiary, the cost method of accounting is applied. All significant intercompany accounts and transactions are eliminated in consolidation.

PSE&G and Power

PSE&G and Power each have undivided interests in certain jointly-owned facilities and each is responsible for paying their respective ownership share of additional construction costs, fuel inventory purchases and operating expenses. All revenues and expenses related to these facilities are consolidated at their respective pro-rata ownership share in the appropriate revenue and expense categories on the Consolidated Statements of Operations. For additional information regarding these jointly-owned facilities, see Note 19. Property, Plant and Equipment and Jointly-Owned Facilities of the Notes.

Accounting for the Effects of Regulation

PSE&G

PSE&G prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or record the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs and recoveries, which are being amortized over various future periods. To the extent that collection of any such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G’s competitive position, the associated regulatory asset or liability is charged or credited to income. Management believes that PSE&G’s transmission and distribution businesses continue to meet the requirements for application of SFAS 71. For additional information, see Note 5. Regulatory Matters of the Notes.

Derivative Financial Instruments

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings use derivative financial instruments to manage risk from changes in interest rates, congestion credits, emission credits, commodity prices and foreign currency exchange rates, pursuant to their business plans and prudent practices.

PSEG, PSE&G, Power and Energy Holdings recognize derivative instruments on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge (including foreign currency fair value hedges), along with changes of the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge (including foreign currency cash flow hedges) are recorded in Accumulated Other Comprehensive Income / Loss until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is included in current-period earnings. In certain circumstances, PSEG, PSE&G, Power and/or Energy Holdings enter into derivative contracts that do not qualify as hedges

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or choose not to designate them as normal purchases or sales or as fair value or cash flow hedges; in such cases, changes in fair value are recorded in current-period earnings.

Many non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (SFAS 133) and are accounted for upon settlement.

For additional information regarding derivative financial instruments, see Note 11. Financial Risk Management Activities of the Notes.

Revenue Recognition

PSE&G

PSE&G’s Operating Revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on usage per day, the number of unbilled days in the period, estimated seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms.

Power

The majority of Power’s revenues relate to bilateral contracts, which are accounted for on the accrual basis as the energy is delivered. Power’s revenue also includes changes in value of non trading energy derivative contracts that are not designated as normal purchases or sales or as hedges of other positions. Power records margins from energy trading on a net basis pursuant to accounting principles generally accepted in the U.S. (GAAP). See Note 11. Financial Risk Management Activities for further discussion.

Energy Holdings

Certain of Global’s investments are majority owned, controlled and consolidated. Global records revenues from its consolidated investments in generation and distribution facilities based on services rendered to customers during each accounting period. Revenues from these projects are included in Operating Revenues. Global’s Operating Revenue also includes changes in value of non trading energy derivative contracts that are not designated as normal purchases or sales or as hedges of other positions and includes margins from energy trading recorded on a net basis pursuant to GAAP. See Note 11. Financial Risk Management Activities for further discussion. Other investments are less than majority owned and are accounted for under the equity or cost methods as appropriate. Income from these investments is recorded as a component of Operating Income. Gains or losses incurred as a result of exiting one of these businesses are typically recorded as a component of Operating Income.

The majority of Resources’ revenues relates to its investments in leveraged leases and is accounted for under SFAS No. 13, “Accounting for Leases” (SFAS 13). Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding net investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Any gains or losses incurred as a result of a lease termination are recorded as revenues as these events occur in the ordinary course of business of managing the investment portfolio. See Note 8. Long-Term Investments for further discussion.

Depreciation and Amortization

PSE&G

PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU. The depreciation rate stated as a percentage of original cost of depreciable property was 2.84% for 2006, 3.00% for 2005 and 3.07% for 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power

Power calculates depreciation on generation-related assets under the straight-line method based on the assets’ estimated useful lives which are determined based on planned operations. The estimated useful lives are from three years to 20 years for general plant assets. The estimated useful lives are 30 years to 55 years for fossil production assets, 49 years to 56 years for nuclear generation assets and 45 years for pumped storage facilities. As of January 1, 2007 the company changed certain of the estimated useful lives for certain fossil production assets to 67 years, for pumped storage assets to 76 years and for nuclear generation assets to 58 years.

Energy Holdings

Energy Holdings calculates depreciation on property, plant and equipment under the straight-line method with estimated useful lives ranging from three years to 40 years.

Taxes Other Than Income Taxes

PSE&G

Excise taxes, transitional energy facilities assessment (TEFA) and gross receipts tax (GRT) collected from PSE&G’s customers are presented on the financial statements on a gross basis. As a result of New Jersey energy tax reform, effective January 1, 1998, TEFA and GRT are the residual of the prior excise tax, the New Jersey gross receipts and franchise taxes. For the years ended December 31, 2006, 2005 and 2004, combined TEFA and GRT of approximately $146 million, $155 million and $153 million, respectively, are reflected in Operating Revenues and $132 million, $141 million and $139 million, respectively, are included in Taxes Other Than Income Taxes on the Consolidated Statements of Operations.

Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized During Construction (IDC)

PSE&G

AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets under the guidance of SFAS 71. The amount of AFUDC capitalized is reported in the Consolidated Statements of Operations as a reduction of interest charges. PSE&G’s average rate used for calculating AFUDC in 2006, 2005 and 2004 was 4.99%, 3.17% and 1.33%, respectively. For the years ended December 31, 2006, 2005 and 2004, PSE&G’s AFUDC amounted to $2.0 million, $1.2 million and $0.1 million, respectively.

Power and Energy Holdings

IDC represents the cost of debt used to finance construction at Power and Energy Holdings. The amount of IDC capitalized is reported in the Consolidated Statements of Operations as a reduction of interest charges and is included in Property, Plant and Equipment on the Consolidated Balance Sheets. Power’s average rate used for calculating IDC in 2006, 2005 and 2004 was 6.81%, 6.74% and 6.81%, respectively. For the years ended December 31, 2006, 2005 and 2004, Power’s IDC amounted to $41 million, $95 million and $107 million, respectively. Energy Holdings’ average rate used for calculating IDC in 2006, 2005 and 2004 was 6.72%, 7.81% and 8.37%, respectively. For the years ended December 31, 2006, 2005 and 2004, Energy Holdings’ IDC amounted to approximately $1 million, $3 million and $4 million, respectively.

Income Taxes

PSEG, PSE&G, Power and Energy Holdings

PSEG and its subsidiaries file a consolidated Federal income tax return and income taxes are allocated to PSEG’s subsidiaries based on the taxable income or loss of each subsidiary. Investment tax credits were deferred in prior years and are being amortized over the useful lives of the related property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation/Transactions

Energy Holdings

A business’ functional currency is the currency of the primary economic environment in which the business operates and is generally the currency in which the business generates and expends cash. In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of foreign operations of Energy Holdings, with a functional currency other than the U.S. Dollar, are translated into U.S. Dollars at the current exchange rates in effect at the end of the reporting period. The translation differences that result from this process, and gains and losses on intercompany foreign currency transactions, which are long-term in nature and that Energy Holdings does not intend to settle in the foreseeable future, are recorded in Accumulated Other Comprehensive Loss as a separate component of member’s equity. U.S. deferred taxes are not provided on translation gains and losses where Energy Holdings expects earnings of a foreign operation to be permanently reinvested. The revenue and expense accounts of such foreign operations are translated into U.S. Dollars at the average exchange rates that prevail during the period.

Gains and losses that arise from exchange rate fluctuations on monetary assets and monetary liabilities denominated in a currency other than the functional currency are included in Other Income or Other Deductions. Gains and losses relating to derivatives designated as hedges of the foreign currency exposure of a net investment in foreign operations are reported in Currency Translation Adjustment, a separate component of Accumulated Other Comprehensive Loss.

The determination of an entity’s functional currency requires management’s judgment. It is based on an assessment of the primary currency in which transactions in the local environment are conducted, and whether the local currency can be relied upon as a stable currency in which to conduct business. As economic and business conditions change, Energy Holdings is required to reassess the economic environment and determine the appropriate functional currency. The impact of foreign currency accounting could have a material effect on Energy Holdings’ financial statements.

Cash and Cash Equivalents

PSEG, PSE&G, Power and Energy Holdings

Cash and cash equivalents consist primarily of working funds and highly liquid marketable securities (commercial paper and money market funds) with an original maturity of three months or less.

Materials and Supplies and Fuel

PSE&G

PSE&G’s materials and supplies are carried at average cost consistent with the rate-making process.

Power and Energy Holdings

Materials and supplies and fuel for Power and Energy Holdings are valued at the lower of average cost or market.

Property, Plant and Equipment

PSE&G

PSE&G’s additions and replacements to property, plant and equipment that are either retirement units or property record units are capitalized at original cost. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts as incurred. At the time units of depreciable property are retired or otherwise disposed of, the original cost, adjusted for net salvage value, is charged to accumulated depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power and Energy Holdings

Power and Energy Holdings only capitalize costs which increase the capacity or extend the life of an existing asset, represent a newly acquired or constructed asset or represent the replacement of a retired asset. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts as incurred. Environmental costs are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets’ environmental safety or efficiency. All other environmental expenditures are expensed as incurred. Certain subsidiaries of Energy Holdings that are in the distribution business capitalize all incremental costs associated with construction activities. These construction costs meet the capitalization criteria described above.

Other Special Funds

PSEG, PSE&G, Power and Energy Holdings

Other Special Funds represents amounts deposited to fund the qualified pension plans and to fund a Rabbi Trust which was established to meet the obligations related to three non-qualified pension plans and a deferred compensation plan.

Nuclear Decommissioning Trust (NDT) Funds

Power

As required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), realized gains and losses on securities in the NDT Funds are recorded in earnings and unrealized gains and losses on such securities are recorded as a component of Accumulated Other Comprehensive Loss unless securities with such unrealized losses are deemed to be other-than- temporarily-impaired. See Note 3. Asset Retirement Obligations for a discussion of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and the impact of its adoption on the nuclear decommissioning liability and associated asset retirement costs related to the NDT Funds.

Investments in Corporate Joint Ventures and Partnerships

Energy Holdings

Generally, Global’s interests in active joint ventures and partnerships are accounted for under the equity method of accounting where its respective ownership interests are 50% or less, it is not the primary beneficiary, as defined under FIN 46, and significant influence over joint venture or partnership operating and management decisions exists. For investments in which significant influence does not exist and Global is not the primary beneficiary, the cost method of accounting is applied.

Deferred Project Costs and Development Costs

Power

Power capitalizes all incremental and direct external and direct internal costs related to project development once a project reaches certain milestones. On Power’s Consolidated Balance Sheets, deferred project costs are recorded in Construction Work in Progress. These costs are amortized on a straight-line basis over the lives of the related project assets. Such amortization commences upon the date of commercial operation. Development costs related to unsuccessful projects are charged to expense.

Basis Adjustment

PSE&G and Power

PSE&G and Power have recorded a Basis Adjustment on their Consolidated Balance Sheets related to the generation assets that were transferred from PSE&G to Power in August 2000 at the price specified by the BPU. Because the transfer was between affiliates, PSE&G and Power, the transaction was recorded at the net book value of the assets and liabilities rather than the transfer price. The difference between the total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfer price and the net book value of the generation-related assets and liabilities, approximately $986 million, net of tax, was recorded as a Basis Adjustment on PSE&G’s and Power’s Consolidated Balance Sheets. The $986 million is a reduction of Power’s Member’s Equity and an addition to PSE&G’s Common Stockholder’s Equity. These amounts are eliminated on PSEG’s consolidated financial statements.

Use of Estimates

PSEG, PSE&G, Power and Energy Holdings

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may materially differ from estimated amounts.

Reclassifications

PSEG, PSE&G, Power and Energy Holdings

Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation. The reclassifications relate primarily to recording revenue and related expenses on certain transactions on a net basis versus gross.

During the fourth quarter of 2006, based upon the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, PSE&G determined that the revenues and expenses related to one of its contracts that had been recorded on a gross basis would more appropriately be recorded on a net basis in Operating Revenues. Therefore, prior year amounts have been reclassified resulting in a reduction of $214 million and $162 million in both Operating Revenues and Energy Costs for the years ended December 31, 2005 and 2004, respectively, for PSEG and PSE&G, with no impact on Operating Income.

Note 2. Recent Accounting Standards

The following accounting standards were issued by the Financial Accounting Standards Board (FASB), or the SEC but have not yet been adopted by PSEG, PSE&G, Power and Energy Holdings.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159)

PSEG, PSE&G, Power and Energy Holdings

In February 2007, the FASB issued SFAS 159, which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of Retained Earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157, “Fair Value Measurements” (SFAS 157)

PSEG, PSE&G, Power and Energy Holdings

In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Prior to SFAS 157, guidance for applying fair value was incorporated into several accounting pronouncements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (observable inputs) and those based on an entity’s own assumptions (unobservable inputs). Under SFAS 157, fair value measurements are disclosed by level within that hierarchy, with the highest priority being quoted prices in active markets. While this statement does not require any new fair value measurements, the application of this statement will change current practice for some fair value measurements.

This statement also nullifies the guidance in footnote 3 of Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The guidance in footnote 3 applied for derivatives (and other) instruments measured at fair value at initial recognition under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” That guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and the fair value of the instrument at initial recognition, if the fair value of the instrument was determined using significant unobservable inputs. Under this guidance, an entity could not recognize an unrealized gain or loss at inception of a derivative instrument unless the fair value of that instrument was obtained from a quoted market price in an active market or was otherwise evidenced by comparison to other observable current market transaction or based on a valuation technique incorporating observable market data. At December 31, 2006, Energy Holdings has a deferred inception loss of approximately $45 million, which was being amortized at $11 million pre-tax per year through 2010.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. PSEG early adopted this statement effective January 1, 2007. Early adoption resulted in recording the remaining Energy Holdings deferred inception loss in Retained Earnings and eliminating any future amortization of the loss.

FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48)

PSEG, PSE&G, Power and Energy Holdings

In July 2006, the FASB issued FIN 48, which prescribes a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts. FIN 48 permits recognition of the benefit of tax positions only when it is “more likely-than-not” that the position is sustainable based on the merits of the position. It further limits the amount of tax benefit to be recognized to the largest amount of benefit that is greater than 50% likely of being realized. FIN 48 also requires explicit disclosures about uncertainties in income tax positions, including a detailed roll-forward of unrecognized tax benefits taken that do not qualify for financial statement recognition.

FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. In general, companies will record the change in net assets that result from the application of FIN 48 as an adjustment to Retained Earnings. However, for PSE&G, because any charges to income arising from the adoption of FIN 48 would be recoverable in future rates, the offset to any incremental PSE&G liability would be recorded as a Regulatory Asset rather than Retained Earnings. The following table presents the estimated ranges of impact on the Consolidated Balance Sheets for PSEG and its subsidiaries as a result of implementing FIN 48:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	Power	Energy Holdings	PSEG Consolidated
Balance Sheet	(Millions)
Increase to Taxes Payable	$0–$5	$10–$15	$120–$145	$130–$165
Increase to Regulatory Assets	$0–$5	$0	$0	$0–$5
Decrease to Retained Earnings	$0	$10–$15	$120–$145	$130–$160

FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2)

PSEG and Energy Holdings

In July 2006, the FASB issued FSP 13-2, which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. The FSP amends SFAS 13, “Accounting for Leases,” stating that a change in the timing of the above referenced cash flows must be reviewed at least annually or more frequently, if events or circumstances indicate a change in timing is probable. If a change in timing has occurred, or is projected to occur, the rate of return and the allocation of income to positive investment years must be recalculated from the inception of the lease.

The guidance in this FSP is to be applied to fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this FSP is to be reported as an adjustment to the beginning balance of Retained Earnings as of the beginning of the period in which this FSP is adopted. As a result of implementing FSP 13-2, upon adoption PSEG and Energy Holdings estimate that they will each recognize on their Balance Sheets a reduction in their Investment in Leveraged Leases of approximately $70 million with an offsetting reduction in Retained Earnings.

The following new accounting standards were adopted by PSEG, PSE&G, Power and Energy Holdings during 2006.

SFAS No. 123R, “Share-Based Payment, revised 2004” (SFAS 123R)

PSEG, PSE&G, Power and Energy Holdings

Effective January 1, 2006, PSEG adopted SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R focuses primarily on accounting for share-based awards to employees in exchange for services, and it requires entities to recognize compensation expense for these awards. The cost for equity-based awards is expensed over the requisite service period based on their grant date fair value, and liability awards are expensed based on their fair value, which is re-measured each reporting period. The pro forma disclosure previously permitted under SFAS 123 is no longer an alternative to financial statement recognition.

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

SFAS 123R is applicable to all of PSEG’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards using the modified prospective method. Accordingly, the financial results for prior periods were not retroactively adjusted to reflect the effects of SFAS 123R. The compensation expense recorded as a result of adopting SFAS 123R was not material. For additional information, see Note 17. Stock-Based Compensation.

The anticipated combined earnings impact on PSEG of adopting FIN 48 and FSP 13-2 is a reduction of $25 million to $35 million in 2007, as compared to 2006, primarily related to the impact on Energy Holdings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158)

PSEG, PSE&G, Power and Energy Holdings

Effective December 31, 2006, PSEG adopted SFAS 158, which requires that companies record the under or over funded positions of defined benefit pension and Other Postretirement Benefits (OPEB) plans on the balance sheet. In addition, the statement requires that the total unrecognized costs for defined benefit pension and OPEB plans be recorded as an after-tax charge to Accumulated Other Comprehensive Income, a separate component of Stockholder’s Equity. However, for PSE&G, because the amortization of the unrecognized costs is being collected from customers, the accumulated unrecognized costs are recorded as a Regulatory Asset.

Prior to SFAS 158, accounting guidance required that unrecognized costs be presented in a footnote to the financial statements as part of a reconciliation of a plan’s funded status to amounts recorded in the financial statements.

SFAS 158 is applied prospectively and the incremental impact on the individual Balance Sheet line items is disclosed in Note 16. Pension, OPEB and Savings Plans. Under SFAS 158 there is no change to the calculation of annual pension or OPEB expense.

Note 3. Asset Retirement Obligations (AROs)

PSEG, PSE&G, Power and Energy Holdings

On December 31, 2005, PSEG, PSE&G, Power and Energy Holdings completed their analyses under FIN 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which was issued in March 2005 to clarify certain guidance set forth in SFAS 143 and quantified conditional AROs identified that were previously not estimable. As a result of adopting FIN 47, PSEG recorded an additional ARO liability of approximately $246 million, including $210 million at PSE&G and $35 million at Power. PSEG also recorded a charge for a Cumulative Effect of a Change in Accounting Principle of $(17) million, after-tax, $(16) million of which relates to Power, with the remainder at Energy Holdings and Services.

During 2006, PSE&G incurred and recorded less than $1 million related to new liabilities under FIN 47. On December 31, 2006, Power made revisions to certain AROs previously recorded under SFAS 143 and FIN 47, resulting in a decrease to the ARO liability and ARO asset of $119 million.

The following table reflects pro forma results for the years ended December 31, 2005 and 2004, excluding the Cumulative Effect of a Change in Accounting Principle recorded upon the adoption in 2005, and including accretion and depreciation expense relating to the additional AROs identified under FIN 47, as if it had always been in effect.

	For the Years Ended December 31,
	2005	2004
	(Millions, except per share data)
PSEG
Net Income—as reported	$661	$726
Net Income—pro forma	$677	$725
Earnings per share:
Basic—as reported	$2.75	$3.06
Basic—pro forma	$2.81	$3.06
Diluted—as reported	$2.71	$3.05
Diluted—pro forma	$2.77	$3.04
Power
Net Income—as reported	$192	$308
Net Income—pro forma	$207	$307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG

In addition to amounts recorded at PSE&G, Power and Energy Holdings, discussed below, Services has an immaterial conditional ARO related to its obligation to restore a leased office space to rentable condition upon lease termination.

PSE&G

PSE&G has a conditional ARO for legal obligations identified under FIN 47 related to the removal of asbestos and underground storage tanks at certain industrial establishments, removal of wood poles, leases and licenses, and the requirement to seal natural gas pipelines at all sources of gas when the pipelines are no longer in service. PSE&G did not record an ARO for PSE&G’s protected steel and poly based natural gas transmission lines, as management believes that these categories of transmission lines have an indeterminable life.

Power

Power’s ARO liability primarily relates to the decommissioning of its nuclear power plants. Power maintains an independent external trust to fund decommissioning of its nuclear facilities upon termination of operation. For additional information, see Note 13. Nuclear Decommissioning. Power also identified conditional AROs under FIN 47, primarily related to Power’s fossil generation units, including liabilities for the removal of asbestos, stored hazardous liquid material and underground storage tanks from industrial power sites, restoration of leased office space to rentable condition upon lease termination, permits and authorizations, the restoration of an area occupied by a reservoir when the reservoir is no longer needed, the demolition of certain plants and the restoration of the sites at which they reside when the plants are no longer in service.

Energy Holdings

Energy Holdings had identified an immaterial legal obligation under FIN 47 for Electroandes S.A.’s (Electroandes) water and infrastructure easement rights recognition agreement that expired in December 2006.

PSEG, PSE&G and Power

On December 31, 2006, under SFAS 143, Power recorded a decrease to the ARO liability and asset of $117 million related to revisions in assumptions regarding the timing of the decommissioning of its nuclear facilities and estimated decommissioning cash flows. Also on December 31, 2006, under FIN 47, Power recorded a decrease to the ARO liability and asset of $2 million to reflect an expected life extension of certain fossil plants. The impact of these revisions, as well as other changes to the ARO liabilities for PSEG, PSE&G and Power during 2006, are presented in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Millions)
PSEG
ARO Liability as of January 1, 2006	$585
Accretion Expense	46
Liabilities Settled	(2)
Revision to present value of estimated cash flows	(119)

ARO Liability as of December 31, 2006	$510

PSE&G
ARO Liability as of January 1, 2006	$210
Liabilities Settled	(2)
Accretion Expense (A)	13

ARO Liability as of December 31, 2006	$221

Power
ARO Liability as of January 1, 2006	$373
Accretion Expense	33
Revision to present value of estimated cash flows	(119)

ARO Liability as of December 31, 2006	$287

(A)	Accretion expense is not reflected on PSE&G’s Consolidated Statements of Operations as it is deferred and recovered in rate base.

Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments

Discontinued Operations

Power

Lawrenceburg Energy Center (Lawrenceburg)

On December 29, 2006, Power entered into an agreement to sell its Lawrenceburg facility located in Lawrenceburg, Indiana to AEP Generating Company, a subsidiary of American Electric Power Company, Inc. (AEP). The facility is a 1,080-megawatt, gas-fired combined cycle electric generating plant that entered commercial operation in the summer of 2004.

The sale price for the facility and inventory is $325 million. The proceeds, together with anticipated reduction in tax liability, is expected to be approximately $425 million and will be used to retire debt. Power and PSEG have determined the transaction will result in an after-tax charge to PSEG and Power earnings of approximately $208 million, or about $0.82 cents per share of PSEG common stock and it is reflected as a charge in Discontinued Operations.

The sale is subject to approval by FERC, the U.S. Securities Exchange Commission, compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and may also require certain state regulatory approvals in Indiana. It is anticipated that the transaction will close in the second quarter of 2007.

Lawrenceburg’s operating results for the years ended December 31, 2006, 2005 and 2004, which were reclassified to Discontinued Operations, are summarized below:

	Years Ended December 31,
	2006	2005	2004
	(Millions)
Operating Revenues	$41	$32	$2
Loss Before Income Taxes	$(53)	$(47)	$(43)
Net Loss	$(31)	$(28)	$(25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of the assets of Lawrenceburg as of December 31, 2006 and 2005 are summarized in the following table:

	As of December 31,
	2006	2005
	(Millions)
Current Assets	$10	$10
Noncurrent Assets	315	667

Total Assets of Discontinued Operations	$325	$677

Waterford Generation Facility (Waterford)

In September 2005, Power completed the sale of its electric generation facility located in Waterford, Ohio to a subsidiary of AEP. In May 2005, Power recognized an estimated loss on disposal of $177 million, net of tax benefit of $123 million. In the third quarter of 2005, Power completed the sale of Waterford and recognized an additional loss on disposal of $1 million, net of tax. The proceeds of the sale, together with the anticipated reduction in tax liability, were approximately $320 million and were used to retire debt at Power.

Waterford’s operating results for the years ended December 31, 2005 and 2004, which were reclassified to Discontinued Operations, are summarized below:

	Years Ended December 31,
	2005	2004
	(Millions)
Operating Revenues	$18	$4
Loss Before Income Taxes	$(34)	$(57)
Net Loss	$(20)	$(34)

Energy Holdings

Elektrocieplownia Chorzow Elcho Sp. Z o.o. (Elcho) and Elektrownia Skawina SA (Skawina)

On January 31, 2006, Global entered into an agreement with CEZ a.s. to sell its interest in two coal-fired plants in Poland, Elcho and Skawina. The sale was completed on May 29, 2006. Proceeds, net of transaction costs, were $476 million, resulting in a gain of $227 million net of tax expense of $142 million. This gain is included in Discontinued Operations. The 2006 operating results for Global’s assets in Poland have been reclassified to Discontinued Operations.

Elcho’s and Skawina’s operating results for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	Years Ended December 31,
	Elcho			Skawina
	2006	2005	2004	2006	2005	2004
	(Millions)
Operating Revenues	$39	$106	$94	$44	$125	$98
(Loss) Income Before Income Taxes	$(3)	$17	$(19)	$2	$3	$8
Net (Loss) Income	$(2)	$16	$(20)	$1	$2	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of the assets of Elcho and Skawina as of December 31, 2005 are summarized in the following table:

	As of December 31, 2005
	Elcho	Skawina
	(Millions)
Current Assets	$41	$27
Noncurrent Assets	319	111

Total Assets of Discontinued Operations	$360	$138

Current Liabilities	$27	$24
Noncurrent Liabilities	336	49

Total Liabilities of Discontinued Operations	$363	$73

Carthage Power Company (CPC)

In December 2003, Global entered into a definitive purchase and sale agreement related to the sale of its majority interest in CPC, which owns and operates a power plant located in Rades, Tunisia. In December 2003, Global recognized an estimated loss on disposal of $23 million. In May 2004, Global completed the sale of CPC for approximately $43 million in cash and recognized a net gain on disposal of $3 million.

The operating results of CPC for the year ended December 31, 2004 are summarized below:

Year Ended December 31, 2004
(Millions)
Operating Revenues	$38
Pre-Tax Income	$2
Net Income	$2

Dispositions

Energy Holdings

Global

Thermal Energy Development Partnership, L.P. (Tracy Biomass)

On December 22, 2006, Global entered into an agreement to sell its 34.5% interest in Tracy Biomass for approximately $7 million. The sale closed on January 26, 2007 and resulted in a 2007 pre-tax gain of approximately $7 million ($6 million after-tax).

Empresa de Energia Rio Negro S.A. (Edersa)

On December 21, 2006, SAESA group completed the sale of its 50% indirect interest in Edersa (an Argentinian utility company) for an insignificant amount, and realized an after-tax benefit of $18 million.

Magellan Capital Holdings Corporation (MCHC)

During the fourth quarter of 2006, Global sold its interest in the MCHC generation development project for $1 million, resulting in a pre-tax loss of approximately $4 million ($2 million after-tax).

Rio Grande Energia S. A. (RGE)

On May 10, 2006, Global entered into an agreement with Companhia Paulista de Force Luz (CPFL) to sell its 32% ownership interest in RGE, a Brazilian electric distribution company. The transaction closed on June 23, 2006 and gross proceeds of $185 million were received. The transaction resulted in a pre-tax write-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

down of $263 million ($178 million after-tax), primarily related to the devaluation of the Brazilian Real subsequent to Global’s acquisition of its interests in RGE in 1997.

Dhofar Power Company S.A.O.C. (Dhofar Power)

In April 2005, Global sold a 35% interest in Dhofar Power through a public offering on the Omani stock exchange as required under its Concession Agreement for the project, reducing Global’s ownership in Dhofar Power from 81% to 46%. Net proceeds from the sale were approximately $25 million, resulting in a pre-tax gain of approximately $3 million ($1 million after-tax). As a result, Global’s investment in Dhofar Power was accounted for under the equity method following the sale.

On May 15, 2006, Global signed an agreement to sell its remaining 46% interest in Dhofar Power to Oman Technical Partners Ltd. (Oman). Global closed the sale in November 2006 and received net proceeds after-tax of approximately $31 million, the approximate book value of the investment.

Solar Electric Generating Systems (SEGS) Projects

In January 2005, Resources and Global sold their minority limited partner interests in three SEGS projects for proceeds of approximately $7 million resulting in a pre-tax gain of $7 million ($4 million after-tax).

Meiya Power Company Limited (MPC)

In December 2004, Global closed on the sale of its 50% equity interest in MPC to BTU Power Company for approximately $236 million resulting in a pre-tax gain of $35 million ($6 million loss after- tax).

Luz del Sur S.A.A. (LDS)

In April 2004, Global sold a portion of its indirect ownership in LDS in the Lima stock exchange, reducing its ownership from 44% to 38% and received gross proceeds of approximately $31 million and realized a pre-tax gain of approximately $7 million ($5 million after-tax).

GWF Energy LLC (GWF Energy)

In February 2004, Harbinger GWF LLC (Harbinger) purchased a 14.9% ownership interest in GWF Energy from Global for approximately $14 million, resulting in a pre-tax gain of $2 million ($1 million after-tax). As a result of the sale, Global has a 60% interest in GWF Energy.

Resources

On October 16, 2006, Resources entered into an agreement under which Puget Sound Energy, Inc. will purchase Whitehorn Units Nos. 2 and 3 from Resources on the current lease expiration date of February 2, 2009 for a cash price of approximately $23 million. This transaction is expected to produce approximately $3 million of incremental after-tax income and $3 million of incremental cash flow for Resources, at such time.

On December 28, 2005, Resources sold its interest in the Seminole Generation Station Unit 2 (Seminole), a 659 MW coal-fired facility in Palatka, Florida, to Seminole Electric Cooperative Inc. for $286 million, resulting in a pre-tax gain of $71 million ($43 million after-tax).

Resources was the equity investor in a Boeing B767 leased to United Airlines (UAL). In December 2002, UAL filed for Chapter 11 bankruptcy protection. In 2005, Resources received a notice from the Trustee under the UAL lease that the lenders had terminated the lease and repossessed the aircraft. Upon receipt of this notice, Resources recorded a $21 million pre-tax ($15 million after-tax) charge to write-off the carrying value of this investment.

Resources was also the equity investor in two operating leases with Northwest Airlines (Northwest) B 757-200 and Delta Airlines (Delta) B 737-200. On September 14, 2005 both Northwest and Delta filed for protection under Chapter 11 of the US Bankruptcy Code, as anticipated. In 2004 and 2005, Resources successfully restructured the leases and converted the Delta and Northwest leases from leveraged leases to operating leases. The Delta aircraft was sold in January 2006 generating a small gain for Resources.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2005, a KKR Fund, in which Resources had invested, sold its investment in KinderCare Learning Centers, Inc. and Resources received proceeds of approximately $17 million resulting in a pre-tax gain of approximately $1 million ($1 million after-tax).

In March 2004, Resources entered into an agreement with Midwest Generation LLC, an indirect subsidiary of Edison Mission Energy, to terminate its lease investment in the Collins generating facility in Illinois. Resources received gross proceeds of approximately $184 million, $84 million after taxes, and recorded a pre-tax loss of $17 million ($11 million after-tax).

In 2004, Resources terminated two lease transactions with Qantas Airways and China Eastern Airlines Co., Ltd resulting from the lessees exercising their respective purchase options. Resources received aggregate gross cash proceeds of approximately $45 million ($9 million after-tax) and recorded a pre-tax gain of $0 ($4 million after-tax).

Acquisitions

Energy Holdings

Prisma 2000 S.p.A. (Prisma)

In May 2006, Global forgave the guarantees of its partner in the Prisma investment of certain loans Global had made to Prisma and converted such loans totaling $38 million into additional equity in Prisma, thereby increasing its ownership interest from 50% to 85% and giving Global voting control of the project. As a result, Energy Holdings began consolidating this investment in May 2006 and reclassified the investment balance to Property, Plant and Equipment of approximately $62 million, Long-Term Investments of approximately $13 million, Capital Lease Obligations of approximately $40 million and certain other assets and liabilities on Energy Holdings’ Consolidated Balance Sheet. Energy Holdings recorded certain immaterial purchase accounting adjustments to reflect the plant, contracts and investment in Biomasse Italia S.p.A. (Biomasse) at fair value. The purchase price allocation has not yet been finalized since, due to recent events, Global has not been able to complete its appraisal of the land or finalize certain legal contingencies for the pre-acquisition period. For additional information, see Note 12. Commitments and Contingent Liabilities.

Impairments

Power

Power owns four turbines for which it has no immediate use. Power believes that newer technology would be more flexible and efficient for use in new projects. In addition, potential buyers have expressed interest in purchasing the turbines from Power. For these reasons, in December 2006, Power recorded a pre-tax impairment loss of $44 million to write-down the turbines to their estimated realizable value and has reclassified them to Assets Held For Sale on Power’s Consolidated Balance Sheet as of December 31, 2006.

Energy Holdings

Venezuela

During Energy Holdings’ review of its equity method investments, management concluded that due to the current political situation in Venezuela, it is probable that Energy Holdings would not be able to recover its capitalized costs associated with the investments in Venezuela. Therefore, Energy Holdings recorded a pre-tax impairment loss of approximately $7 million to write-down these investments in the fourth quarter of 2006. As of December 31, 2006, the book value of these investments was approximately $35 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Regulatory Matters

Regulatory Assets and Liabilities

PSE&G

PSE&G prepares its financial statements in accordance with the provisions of SFAS 71. A regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs, which will be amortized over various future periods. These costs are deferred based on rate orders issued by the BPU or FERC or PSE&G’s experience with prior rate cases. All of PSE&G’s regulatory assets and liabilities at December 31, 2006 and 2005 are supported by written rate orders, either explicitly or implicitly through the BPU’s treatment of various cost items. Regulatory assets are subject to prudence reviews and can be disallowed in the future by regulatory authorities. PSE&G believes that all of its regulatory assets are probable of recovery. To the extent that collection of any regulatory assets or payments of regulatory liabilities is no longer probable, the amounts would be charged or credited to income.

PSE&G had the following regulatory assets and liabilities on the Consolidated Balance Sheets:

	As of December 31,
	2006	2005	Recovery/Refund Period
	(Millions)
Regulatory Assets
Securitized Costs	$3,059	$3,333	Through December 2015(1)(2)
Pension and Other Postretirement Plans	671	—	Various
Societal Benefits Charges (SBC)	538	476	To be determined(1)(2)
Manufactured Gas Plant (MGP) Remediation Costs	414	409	Various(2)
Deferred Income Taxes	412	398	Various
Gas Contract Mark-to-Market	187	—	Various(1)
OPEB-Related Costs	116	135	Through December 2012(2)
Unamortized Loss on Reacquired Debt	85	91	Over remaining debt life(1)
Conditional Asset Retirement Obligation	68	55	Various
Repair Allowance	62	69	Through August 2013(1)(2)
Regulatory Restructuring Costs	31	35	Through August 2013(1)(2)
Plant and Regulatory Study Costs	16	19	Through December 2021(2)
Gas Margin Adjustment Clause	14	6	To be determined(2)
Asbestos Abatement Costs	10	10	Through 2020(2)
Unrealized Losses on Interest Rate Swaps	4	11	Through 2020(2)
Decontamination and Decommissioning Costs	—	6	Through December 2006(2)
Other	7	6	Various

Total Regulatory Assets	$5,694	$5,059

Regulatory Liabilities
Cost of Removal	$279	$345	Various
Overrecovered Electric Energy Costs	198	174	To be determined(1)(2)
Overrecovered Gas Costs	96	9	Through September 2007(1)(2)
Excess Costs of Removal	64	—	Through November 2011(1)(2)
Gas Contract Mark-to-Market	—	152	Various(1)
Other	9	46	Various(1)

Total Regulatory Liabilities	$646	$726

(1)	Recovered/Refunded with interest.

(2)	Recoverable/Refundable per specific rate order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All regulatory assets and liabilities are excluded from PSE&G’s rate base unless otherwise noted. The descriptions below define certain regulatory items.

Securitized Costs: This reflects deferred costs, which are being recovered through the securitization transition charge authorized by the BPU. Funds collected through the securitization transition charge are remitted to Transition Funding and Transition Funding II and are used for interest and principal payments on the transition bonds and related costs and taxes.

Pension and Other Post Retirement Plans: Pursuant to the adoption of SFAS 158, PSE&G recorded the unrecognized costs for defined benefit pension and OPEB plans on the balance sheet as a regulatory asset. These costs represent actuarial gains or losses, prior service costs and transition obligations as a result of adoption, which have not been expensed. These costs will be amortized and recovered in future rates.

SBC: The SBC, as authorized by the BPU and the New Jersey Electric Discount and Energy Competition Act (EDECA), includes costs related to PSE&G’s electric and gas business as follows: 1) the universal service fund; 2) Demand Side Management (DSM) programs; 3) social programs which include bad debt expense; 4) the New Jersey Clean Energy Program costs payable in 2007 through 2008, recorded at discounted present value; and 5) the Remediation Adjustment Clause for incurred MGP remediation expenditures. All components except for Clean Energy accrue interest.

MGP Remediation Costs: Represents the low end of the range for the remaining environmental investigation and remediation program costs that are probable of recovery in future rates.

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

Gas Contract Mark-to-Market: The fair value of gas hedge contracts and gas cogeneration supply contracts. This asset is offset by derivative liability and an intercompany payable on the balance sheet.

OPEB-Related Costs: Includes costs associated with the adoption of SFAS No. 106 “Employers’ Accounting for Benefits Other Than Pensions” which were deferred in accordance with EITF Issue No. 92- 12, “Accounting for OPEB Costs by Rate Regulated Enterprises.”

Unamortized Loss on Reacquired Debt: Represents losses on reacquired long-term debt, which are recovered through rates over the remaining life of the debt.

Conditional Asset Retirement Obligation: These costs represent the differences between rate regulated cost of removal accounting and asset retirement accounting under GAAP. These costs will be recovered in future rates.

Repair Allowance: This represents tax, interest and carrying charges relating to disallowed tax deductions for repair allowance as authorized by the BPU with recovery over 10 years effective August 1, 2003.

Regulatory Restructuring Costs: These are costs related to the restructuring of the energy industry in New Jersey through EDECA and include such items as the system design work necessary to transition PSE&G to a transmission and distribution only company, as well as costs incurred to transfer and establish the generation function as a separate corporate entity with recovery over 10 years beginning August 1, 2003.

Plant and Regulatory Study Costs: These are costs incurred by PSE&G and required by the BPU which are related to current and future operations, including safety, planning, management and construction.

Gas Margin Adjustment Clause: PSE&G defers the margin differential received from Transportation Gas Service Non-Firm Customers versus bill credits provided to BGSS-Firm customers.

Asbestos Abatement Costs: Represents costs incurred to remove and dispose of asbestos insulation at PSE&G’s fossil generating stations. Per a BPU order dated December 9, 1992, these costs are treated as Cost of Removal for ratemaking purposes.

Unrealized Losses on Interest Rate Swap: This represents the costs related to Transition Funding’s interest rate swap that are being recovered without interest over the life of Transition Funding’s transition bonds. This asset is offset by a derivative liability on the balance sheet.

Decontamination and Decommissioning Costs: These costs are related to PSE&G’s obligation for nuclear decontamination and decommissioning costs of U.S. Department of Energy enrichment sites prior to the generation asset transfer to Power in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Regulatory Assets: This includes deferred consolidated billing start-up and deferred Energy Information Control Network program costs.

Cost of Removal: PSE&G accrues and collects for Cost of Removal in rates. Pursuant to the adoption of SFAS 143, the liability for Cost of Removal was reclassified as a regulatory liability. This liability is reduced as removal costs are incurred. Cost of removal is a reduction to the rate base.

Overrecovered Electric Energy Costs: This clause was established by the EDECA to account for above market costs related to Non-Utility Generation (NUG) contracts, as approved by the BPU. Costs or benefits associated with the restructuring of these contracts are deferred. This clause also includes Basic Generation Service (BGS) costs in excess of current rates, as approved by the BPU.

Overrecovered Gas Costs: Represents PSE&G’s gas costs in excess of the amount included in rates and probable of refund in the future.

Excess Cost of Removal: The BPU directed PSE&G to refund $66M of excess gas cost of removal accruals over a 5 year period ending November 2011.

Other Regulatory Liabilities: This includes the following: 1) a retail adder included in the BGS charges beginning on August 1, 2003 that are now paid on a quarterly basis to the State of New Jersey; 2) amounts collected from customers in order for Transition Funding to obtain a AAA rating on its transition bonds; and 3) Third party billing discounts related to the EDECA.

Note 6. Earnings Per Share (EPS)

PSEG

Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under PSEG’s stock option plans, upon payment of performance units and upon conversion of Participating Units. The following table shows the effect of these stock options, performance units and Participating Units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Years Ended December 31,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions)
Continuing Operations	$752	$752	$886	$886	$795	$795
Discontinued Operations	(13)	(13)	(208)	(208)	(69)	(69)
Cumulative Effect of a Change in Accounting Principle	—	—	(17)	(17)	—	—

Net Income	$739	$739	$661	$661	$726	$726

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	251,678	251,678	240,297	240,297	236,984	236,984
Effect of Stock Options	—	545	—	971	—	464
Effect of Stock Performance Units	—	91	—	87	—	36
Effect of Participating Units	—	—	—	3,051	—	802

Total Shares	251,678	252,314	240,297	244,406	236,984	238,286

EPS:
Continuing Operations	$2.99	$2.98	$3.69	$3.63	3.35	$3.34
Discontinued Operations	(0.05)	(0.05)	(0.87)	(0.85)	(0.29)	(0.29)
Cumulative Effect of a Change in Accounting Principle	—	—	(0.07)	(0.07)	—	—

Net Income	$2.94	$2.93	$2.75	$2.71	$3.06	$3.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were approximately 2.9 million stock options excluded from the weighted average common shares calculation used for diluted EPS due to their antidilutive effect for the year ended December 31, 2004. No stock options or Participating Units had an antidilutive effect for the year ended December 31, 2006.

Dividend payments on common stock for the year ended December 31, 2006 were $2.28 per share and totaled approximately $574 million. Dividend payments on common stock for the year ended December 31, 2005 were $2.24 per share and totaled approximately $541 million. Dividend payments on common stock for the year ended December 31, 2004 were $2.20 per share and totaled approximately $522 million.

Note 7. Goodwill and Other Intangibles

PSEG, Power and Energy Holdings

PSEG, Power and Energy Holdings conducted an annual review for goodwill impairment as of November 30, 2006 and concluded that goodwill was not impaired. There were no events that occurred subsequent to November 30, 2006 that required a further review of goodwill for impairment.

Power and Energy Holdings

As of December 31, 2006 and 2005, Power’s and Energy Holdings’ goodwill and pro-rata share of goodwill in equity method investments were as follows:

	As of December 31,
	2006	2005
	(Millions)
Consolidated Investments
Energy Holdings—Global
Sociedad Austral de Electricidad S.A. (SAESA)(A)	$390	$405
Electroandes	133	133

Total Energy Holdings—Global	523	538
Power—Bethlehem Energy Center	16	16

Total PSEG Consolidated Goodwill	539	554

Pro-Rata Share of Equity Method Investments
Energy Holdings—Global
Rio Grande Energia S.A. (RGE)(B)	—	92
Chilquinta Energia S.A. (Chilquinta)(A)	193	200
LDS	55	55
Kalaeloa Partners L.P. (Kalaeloa)	25	25

Pro-Rata Share of Equity Investment Goodwill	273	372

Total PSEG Goodwill	$812	$926

(A)	Changes relate to changes in foreign exchange rates.

(B)	RGE was sold in June 2006. For additional information relating to the sale see Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG, PSE&G, Power and Energy Holdings

In addition to goodwill, as of December 31, 2006 and 2005, PSEG, PSE&G, Power, Energy Holdings and Services had the following recorded intangible assets:

	PSE&G	Power	Energy Holdings	Services	Consolidated Total
	(Millions)
As of December 31, 2006:
Purchased Power Agreement(A)	$—	$—	$11	$—	$11
Emissions Allowances(C)	—	35	—	—	35

Total Intangibles	$—	$35	$11	$—	$46

As of December 31, 2005:
Defined Benefit Pension Plan(B)	$2	$2	$2	$3	$9
Emissions Allowances(C)	—	37	—	—	37

Total Intangibles	$2	$39	$2	$3	$46

(A)	Purchase price allocation of fair value of contracts at Prisma.

(B)	Not subject to amortization.

(C)	Expensed when used or sold amounting to approximately $3 million, $5 million and $7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8. Long-Term Investments

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings had the following Long-Term Investments as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005
	(Millions)
Energy Holdings:
Leveraged Leases	$2,810	$2,720
Partnerships and Corporate Joint Ventures	868	1,180
Other Investments(A)	4	8

Total Long-Term Investments of Energy Holdings	3,682	3,908
PSE&G(B)	149	144
Power(C)	17	5
Other Investments(D)	20	20

Total Long-Term Investments	$3,868	$4,077

(A)	Primarily relates to Demand Management Corporation investments at Resources.

(B)	Primarily relates to life insurance and supplemental benefits of $142 million and $136 million as of December 31, 2006 and 2005, respectively.

(C)

Primarily relates to Power’s 23% ownership interest in Keystone Fuels Corporation and Conemaugh Fuels Corporation as of December 31, 2006 and certain emission allowances held for trading purposes as of December 31, 2005.

(D)	Amounts represent investments at PSEG (parent company), primarily related to investments in its Capital Trusts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Holdings

Leveraged Leases

Energy Holdings’ net investment, through Resources, in leveraged leases was comprised of the following elements:

	As of December 31,
	2006	2005
	(Millions)
Lease rents receivable (net of non-recourse debt)	$2,918	$2,967
Estimated residual value of leased assets	1,012	1,021

	$3,930	$3,988
Unearned and deferred income	(1,120)	(1,268)

Total investments in leveraged leases	$2,810	$2,720
Deferred tax liabilities	(1,886)	(1,718)

Net investment in leveraged leases	$924	$1,002

Resources’ pre-tax income and income tax effects related to investments in leveraged leases were as follows:

	Years Ended December 31,
	2006	2005	2004
	(Millions)
Pre-tax income of leveraged leases	$134	$161	$153

Income tax effect on pre-tax income of leveraged leases	$41	$64	$12
Amortization of investment tax credits of leveraged leases	$(1)	$(1)	$(1)

The $23 million decrease in income tax effect on pre-tax income of leveraged leases in 2006 as compared to 2005, was primarily due to the absence of the tax expense resulting from the sale of Resources’ interest in Seminole in 2005. For additional information regarding the sale of Seminole, see Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments.

The $52 million increase in income tax effect on pre-tax income of leveraged leases in 2005 as compared to 2004, was primarily due to the sale of Resources’ interest in Seminole in 2005 and additional benefits resulting from revisions to the revenue and tax calculations of certain of Resources’ leveraged lease investments performed in the fourth quarter of 2005 resulting from changes in certain lease forecast assumptions pertaining to state income taxes. A change in a key assumption which affects the estimated total net income over the life of a leveraged lease requires a recalculation of the leveraged lease, from inception, using the revised information. Any change in the net investment in the leveraged leases is recognized as a gain or loss in the year the assumption is changed. For additional information regarding the sale of Seminole, see Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments.

Partnership Investments and Corporate Joint Ventures

Energy Holdings’ partnership investments and corporate joint ventures are primarily accounted for under the equity method of accounting.

Investments in and Advances to Affiliates

Investments in net assets of affiliated companies accounted for under the equity method of accounting by Global amounted to $818 million and $1 billion as of December 31, 2006 and 2005, respectively. During the three years ended December 31, 2006, 2005 and 2004, the amount of dividends from these investments was $72 million, $70 million and $89 million, respectively. Global’s share of income and cash flow distribution percentages ranged from 35% to 60% as of December 31, 2006. Interest is also earned on loans made to various projects. Such loans earn interest that ranged from 5% to 7.5% during 2006.

As of December 31, 2006, Global’s recorded investment in equity method subsidiaries was $818 million as compared to $711 million of underlying equity in net assets of such investments. The difference primarily relates to an approximate $100 million investment in a foreign subsidiary which is classified as an equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment on Global’s financial statements and recorded as a loan on the equity method subsidiary. Investment classification is appropriate due to its long-term investment nature.

Global had the following equity method investments as of December 31, 2006:

Name	Location	% Owned
Kalaeloa	HI	50%
GWF
Bay Area I	CA	50%
Bay Area II	CA	50%
Bay Area III	CA	50%
Bay Area IV	CA	50%
Bay Area V	CA	50%
Hanford L.P	CA	50%
GWF Energy
Hanford-Peaker Plant	CA	60%
Henrietta-Peaker Plant	CA	60%
Tracy-Peaker Plant	CA	60%
Tracy Biomass (A)	CA	35%
Bridgewater	NH	40%
Turboven
Maracay	Venezuela	50%
Cagua	Venezuela	50%
Chilquinta	Chile	50%
Prisma	Italy	43%
LDS	Peru	38%

(A)	In January 2007, Global sold its 34.5% interest in Thermal Energy Development Partnership, L.P. which owns the 21 MW biomass-fueled Tracy project in California. For additional information, see Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments of the Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations and financial position of affiliates in which Global applied the equity method of accounting are presented below:

	Foreign	Domestic	Total
	(Millions)
December 31, 2006
Statement of Operations Information
Revenue	$858	$378	$1,236
Gross Profit	$345	$154	$499
Minority Interest	$15	$—	$15
Net Income	$164	$86	$250
Balance Sheet Information
Assets:
Current Assets	$314	$100	$414
Property, Plant and Equipment	1,072	555	1,627
Goodwill	497	49	546
Other Noncurrent Assets	187	32	219

Total Assets	$2,070	$736	$2,806

Liabilities:
Current Liabilities	$186	$63	$249
Debt*	675	203	878
Other Noncurrent Liabilities	143	60	203
Minority Interest	70	—	70

Total Liabilities	1,074	326	1,400
Equity	996	410	1,406

Total Liabilities and Equity	$2,070	$736	$2,806

December 31, 2005
Statement of Operations Information
Revenue	$1,773	$366	$2,139
Gross Profit	$513	$133	$646
Minority Interest	$14	$—	$14
Net Income	$170	$78	$248
Balance Sheet Information
Assets:
Current Assets	$533	$102	$635
Property, Plant and Equipment	1,933	591	2,524
Goodwill	785	50	835
Other Noncurrent Assets	330	32	362

Total Assets	$3,581	$775	$4,356

Liabilities:
Current Liabilities	$427	$62	$489
Debt*	1,140	245	1,385
Other Noncurrent Liabilities	322	51	373
Minority Interest	60	—	60

Total Liabilities	1,949	358	2,307
Equity	1,632	417	2,049

Total Liabilities and Equity	$3,581	$775	$4,356

December 31, 2004
Statement of Operations Information
Revenue	$1,547	$537	$2,084
Gross Profit	$510	$130	$640
Minority Interest	$7	$—	$7
Net Income	$148	$46	$194

*	Debt is non-recourse to PSEG, Energy Holdings and Global.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences in the results of operations and the financial position as of and for the year ended December 31, 2006, as compared to 2005, were due to Global’s sale of a 35% interest in Dhofar Power in 2005, the sale of Global’s 32% ownership interest in RGE and the consolidation of Prisma in 2006. See Note 4. Discontinued Operations, Dispositions, Acquisitions and Impairments for further details of these transactions.

Global also has investments in certain companies in which it does not have the ability to exercise significant influence. Such investments are accounted for under the cost method. As of December 31, 2006 and 2005, the carrying value of these investments aggregated $37 million and $39 million, respectively. Global periodically reviews these cost method investments for impairment and adjusts the values of these investments accordingly.

Note 9. Schedule of Consolidated Capital Stock and Other Securities

PSEG and PSE&G

	Outstanding Shares As of December 31, 2006	Current Redemption Price Per Share	Book Value As of December 31,
			2006	2005
			(Millions)
PSEG Common Stock (no par value)(A)(B)
Authorized 500,000,000 shares; (outstanding as of December 31, 2005, 251,163,186 shares)	252,645,408		$4,145	$4,086

PSE&G Cumulative Preferred Stock(C) without Mandatory Redemption(D) $100 par value series
4.08%	146,221	$103.00	$15	$15
4.18%	116,958	$103.00	12	12
4.30%	149,478	$102.75	15	15
5.05%	104,002	$103.00	10	10
5.28%	117,864	$103.00	12	12
6.92%	160,711	$102.77	16	16

Total Preferred Stock without Mandatory Redemption	795,234		$80	$80

(A)	On November 16, 2005, PSEG issued approximately 11.4 million shares of its common stock for proceeds of approximately $460 million under the stock purchase obligation provision of the Participating Units issued by PSEG Funding Trust I in September, 2002. See Note 10. Schedule of Consolidated Debt.

(B)

For the years ended December 31, 2006, 2005 and 2004, PSEG issued approximately 1.0 million, 1.2 million, and 1.9 million shares, respectively, for approximately $67 million, $72 million and $83 million, respectively, under the Dividend Reinvestment and Stock Purchase Plan (DRASPP) and the Employee Stock Purchase Plan (ESPP). Total authorized and unissued shares of common stock available for issuance through PSEG’s DRASPP, ESPP and various employee benefit plans amounted to approximately 3.9 million shares as of December 31, 2006.

(C)

As of December 31, 2006, there was an aggregate of approximately 6.7 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption. If dividends upon any shares of Preferred Stock are in arrears for four consecutive quarters, holders receive voting rights for the election of a majority of PSE&G’s Board of Directors and continue until all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease. There are no arrearages in cumulative preferred stock and hence currently no voting rights for preferred shares. No preferred stock agreement contains any liquidation preferences in excess of par values or any ‘deemed’ liquidation events.

(D)

As of December 31, 2006 and 2005, the annual dividend requirement and the embedded dividend rate for PSE&G’s Preferred Stock without Mandatory Redemption was approximately $4 million and 5.03%, respectively, for each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Preferred Securities

The estimated fair value of PSE&G’s Cumulative Preferred Stock was $72 million and $68 million as of December 31, 2006 and 2005, respectively. The estimated fair value was determined using market quotations.

Note 10. Schedule of Consolidated Debt

Long-Term Debt

	Maturity	As of December 31,
		2006	2005
		(Millions)
PSEG
Senior Note—6.89%	2005–2009	$147	$196
Senior Note—Libor +.375%	2008	375	375
Senior Note—4.66%	2009	200	200
Debt Supporting Trust Preferred Securities(A)	2007–2047	659	814
Other(B)		(6)	(4)

Principal Amount Outstanding		1,375	1,581
Amounts Due Within One Year(C)		(523)	(203)

Total Long-Term Debt of PSEG (Parent)		$852	$1,378

PSE&G
First and Refunding Mortgage Bonds:
6.75%(D)	2006	$—	$147
LIBOR plus 0.125%(E)	2006	—	175
6.25%	2007	113	113
6.75%	2016	171	171
6.45%	2019	5	5
9.25%	2021	134	134
6.38%	2023	157	157
5.20%	2025	23	23
3.65% Auction Rate(F)	2028	64	64
3.60% Auction Rate(F)	2029	93	93
3.50% Auction Rate(F)	2030	88	88
3.65% Auction Rate(F)	2031	104	104
5.45%	2032	50	50
6.40%	2032	100	100
3.54% Auction Rate(F)	2033	50	50
3.545% Auction Rate(F)	2033	50	50
3.545% Auction Rate(F)	2033	45	45
8.00%	2037	7	7
5.00%	2037	8	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Maturity	As of December 31,
		2006	2005
		(Millions)
Medium-Term Notes:
4.00%	2008	250	250
8.16%	2009	16	16
8.10%	2009	44	44
5.125%	2012	300	300
5.00%	2013	150	150
5.375%	2013	300	300
5.00%	2014	250	250
7.04%	2020	9	9
7.18%	2023	5	5
7.15%	2023	34	34
5.25%	2035	250	250
5.70%(G)	2036	250	—

Principal Amount Outstanding		3,120	3,192
Amounts Due Within One Year(C)		(113)	(322)
Net Unamortized Discount		(4)	(4)

Total Long-Term Debt of PSE&G (Parent)		$3,003	$2,866

Transition Funding (PSE&G)
Securitization Bonds:
5.98%(H)	2008	$—	$71
6.29%	2011	412	496
6.45%	2013	328	328
6.61%	2015	454	454
6.75%	2016	220	220
6.89%	2017	370	370

Principal Amount Outstanding		1,784	1,939
Amounts Due Within One Year(C)		(161)	(155)

Total Securitization Debt of Transition Funding		$1,623	$1,784

Transition Funding II (PSE&G)
Securitization Bonds:
4.18%(H)	2006–2008	$17	$25
4.34%	2008–2012	35	35
4.49%	2013	20	20
4.57%	2015	23	23

Principal Amount Outstanding		95	103
Amounts Due Within One Year(C)		(10)	(8)

Total Securitization Debt of Transition Funding II		$85	$95

Total Long-Term Debt of PSE&G		$4,711	$4,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Maturity	As of December 31,
		2006	2005
		(Millions)
Power
Senior Notes:
6.875%(I)	2006	$—	$500
3.75%	2009	250	250
7.75%	2011	800	800
6.95%	2012	600	600
5.00%	2014	250	250
5.50%	2015	300	300
8.625%	2031	500	500

Total Senior Notes		$2,700	$3,200
Pollution Control Notes:
5.00%	2012	$66	$66
5.50%	2020	14	14
5.85%	2027	19	19
5.75%	2031	25	25

Total Pollution Control Notes		$124	$124
Amounts Due Within One Year(C)		—	(500)
Net Unamortized Discount		(6)	(7)

Total Long-Term Debt of Power		$2,818	$2,817

Energy Holdings (Parent)
Senior Notes:
7.75%(J)	2007	$—	$309
8.625%(K)	2008	207	507
10.00%	2009	400	400
8.50%	2011	544	544

Principal Amount Outstanding		1,151	1,760
Amounts Due Within One Year(C)		—	(304)
Net Unamortized Discount and Senior Note Rate Swap		(2)	(8)

Total Long-Term Debt of Energy Holdings (Parent)		$1,149	$1,448

Global (Energy Holdings)(L)
Non-Recourse Debt:
SAESA–4.191% + inflation factor	2005–2029	$178	$192
TIE (Odessa)–Libor +2.25%–3.25%(M)	2005–2009	194	210
TIE (Guadalupe)–Libor +1.875%–2.00%(N)	2005–2009	181	202
Electroandes–5.880%–6.438%	2005–2016	105	102
Chilquinta–5.58%–6.62%	2008–2011	162	162
Prisma	2026	3	—

Principal Amount Outstanding		823	868
Amounts Due Within One Year(C)		(37)	(36)

Total Long-Term Debt of Global		$786	$832

Resources (Energy Holdings)(L)
8.00%–9.30%–Non-Recourse Bank Loan	2005–2020	$40	$46
Amounts Due Within One Year(C)		(3)	(6)

Total Long-Term Debt of Resources		$37	$40

EGDC (Energy Holdings)(L)
8.27%–Non-Recourse Mortgage	2005–2013	$19	$21
Amounts Due Within One Year(C)		(2)	(2)

Total Long-Term Debt of EGDC		$17	$19

Total Long-Term Debt of Energy Holdings		$1,989	$2,339

Total PSEG Consolidated Long-Term Debt		$10,370	$11,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)	As of each of the years ended December 31, 2006 and 2005, the annual dividend requirement of PSEG’s Trust Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG’s Subordinated Debentures), including those issued in connection with the Participating Units, and their embedded costs was approximately $18 million and $96 million, respectively.

Enterprise Capital Trust I, Enterprise Capital Trust II, Enterprise Capital Trust III, Enterprise Capital Trust IV and PSEG Funding Trust II were formed and are controlled by PSEG for the purpose of issuing Quarterly Trust Preferred Securities (Quarterly Guaranteed Preferred Beneficial Interest in PSEG’s Subordinated Debentures). The proceeds were loaned to PSEG and are evidenced by Deferrable Interest Subordinated Debentures. If and for as long as payments on the Deferrable Interest Subordinated Debentures have been deferred, or PSEG had defaulted on the indentures related thereto or its guarantees thereof, PSEG may not pay any dividends on its common and preferred stock. The Subordinated Debentures support the following Preferred Securities issued by the trusts:

	As of December 31,
	2006	2005
	(Millions)
PSEG
PSEG Quarterly Guaranteed Preferred Beneficial Interest in PSEG’s Subordinated Debentures
Floating Rate	$—	$150
8.75%	180	180
5.381% PSEG Preferred Trust Securities	460	460

Total	$640	$790

PSEG recorded interest expense of $43 million, $80 million and $83 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In February 2006, PSEG redeemed $154 million of its Subordinated Debentures underlying $150 million of Enterprise Capital Trust II, Floating Rate Capital Securities and its common equity investment in the trust.

(B)	Represents fair value of interest rate swaps.

(C)	The aggregate principal amounts of maturities for each of the five years following December 31, 2006 are as follows:

Year	PSEG	PSE&G			Power	Energy Holdings
		PSE&G	Transition Funding	Transition Funding II		Energy Holdings	Global	Resources	EGDC
										Total
	(Millions)
2007	$523	$113	$161	$10	$—	$—	$37	$3	$2	$849
2008	424	250	169	10	—	207	105	3	2	1,170
2009	249	60	178	10	250	400	350	4	3	1,504
2010	—	—	186	11	—	—	27	20	3	247
2011	—	—	195	10	800	544	128	—	3	1,680

	$1,196	$423	$889	$51	$1,050	$1,151	$647	$30	$13	$5,450

(D)	On March 1, 2006, PSE&G repaid at maturity $147 million of its 6.75% Series UU First and Refunding Mortgage Bonds.

(E)	On June 23, 2006, PSE&G repaid at maturity $175 million of its Floating Rate Series A First and Refunding Mortgage Bonds.

(F)	Auction rates are variable. Reflects rates as of December 31, 2006.

(G)

In December 2006, PSE&G issued $250 million of its 5.70% Secured Medium Term Notes Series D due 2036. The proceeds were used to replace the aforementioned matured Floating Rate Series A and 6.75% Series UU First and Refunding Mortgage Bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(H)	During 2006, Transition Funding and Transition Funding II repaid approximately $155 million and $8 million, respectively, of their transition bonds.

(I)	In April 2006, Power repaid at maturity $500 million of its 6.875% Senior Notes.

(J)	In December 2005, Energy Holdings issued an irrevocable call its $309 million of 7.75% Senior Notes due 2007 for redemption on January 30, 2006.

(K)	On October 23, 2006, Energy Holdings redeemed $300 million of its $507 million outstanding 8.625% Senior Notes due in 2008.

(L)

Non-recourse financing transactions consist of loans from banks and other lenders that are typically secured by project assets and cash flows and generally impose no material obligation on the parent- level investor to repay any debt incurred by the project borrower. The consequences of permitting a project-level default include the potential for loss of any invested equity by the parent. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, may be guaranteed by Global and/or Energy Holdings for their respective subsidiaries. PSEG does not provide guarantees or credit support to Energy Holdings or its subsidiaries.

During 2006, Energy Holdings’ subsidiaries repaid approximately $51 million of non-recourse debt, of which $43 million related to SAESA and TIE, $6 million to Resources and $2 million to EGDC.

(M)

On February 17, 2006, the maturity of the debt was extended to December 31, 2009. On September 29, 2006, 80% of the scheduled outstanding principal became subject to an interest rate swap that converted floating rate Libor interest to a fixed rate of 5.4275% through December 31, 2009. At December 31, 2006, the Libor rate on the unswapped portion of the debt was 5.375% and the interest spread was 2.25%.

(N)

On April 27, 2006, 80% of the scheduled outstanding principal became subject to interest rate swaps that converted floating rate Libor to a weighted average fixed rate of 4.518%. At December 31, 2006, the Libor rate on the unswapped portion of the debt was 5.375% and the interest spread was 1.875%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Liquidity

PSEG, PSE&G, Power and Energy Holdings

As of December 31, 2006, PSEG and its subsidiaries had a total of approximately $3.7 billion of committed credit facilities with approximately $3.3 billion of available liquidity under these facilities. In addition, PSEG and PSE&G have access to certain uncommitted credit facilities. Each of the facilities is restricted to availability and use to the specific companies as listed below. As of December 31, 2006, PSEG had no loans outstanding under its uncommitted facility and PSE&G had $31 million loans outstanding under its uncommitted facility.

Company	Expiration Date	Total Facility	Primary Purpose	Usage as of December 31, 2006		Available Liquidity as of December 31, 2006
		(Millions)
PSEG:
5-year Credit Facility	Dec 2011	$1,000	CP Support/ Funding/ Letters of Credit	$354		$646
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—		N/A
PSE&G:
5-year Credit Facility	June 2011	$600	CP Support/ Funding/Letters of Credit	$—		$600
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$31		N/A
PSEG and Power:(A)
Bilateral Credit Facility	June 2007	$200	Funding/ Letters of Credit	$19	(C)	$181
Power:
5-year Credit Facility	Dec 2011	$1,600	Funding/ Letters of Credit	$20	(C)	$1,580
Bilateral Credit Facility	March 2010	$100	Funding/ Letters of Credit	$—		$100
Energy Holdings:
5-year Credit Facility(B)	June 2010	$150	Funding/ Letters of Credit	$6	(C)	$144

(A)	PSEG/Power joint and several co-borrower facility.

(B)	Energy Holdings/Global/Resources joint and several co-borrower facility supported with a pledge of Energy Holdings’ membership interest in Global.

(C)	These amounts relate to letters of credit outstanding.

Energy Holdings

As of December 31, 2006, Energy Holdings had loaned $28 million of excess cash to PSEG. For information regarding affiliate borrowings, see Note 21. Related-Party Transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of December 31, 2006 and 2005, respectively.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-Term Debt:
PSEG	$1,376	$1,369	$1,581	$1,573
PSE&G	3,116	3,145	3,188	3,283
Transition Funding (PSE&G)	1,784	1,907	1,939	2,086
Transition Funding II (PSE&G)	95	93	103	101
Power	2,818	3,045	3,317	3,609
Energy Holdings:
Senior Notes	1,149	1,232	1,752	1,869
Project Level, Non-Recourse Debt	881	888	935	944

	$11,219	$11,679	$12,815	$13,465

Because their maturities are less than one year, fair values approximate carrying amounts for cash and cash equivalents, short-term debt and accounts payable. For additional information related to interest rate derivatives, see Note 11. Financial Risk Management Activities.

Note 11. Financial Risk Management Activities

PSEG, PSE&G, Power and Energy Holdings

The operations of PSEG, PSE&G, Power and Energy Holdings are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect their results of operations and financial conditions. PSEG, PSE&G, Power and Energy Holdings manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, PSE&G, Power and Energy Holdings use the term ‘hedge’ to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the gains or losses on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG, PSE&G, Power and Energy Holdings uses derivative instruments as risk management tools consistent with its respective business plan and prudent business practices.

Derivative Instruments and Hedging Activities

Energy Trading Contracts

Power

Power actively trades energy and energy-related products, including electricity, natural gas, electric capacity, firm transmission rights (FTRs), coal, oil and emission allowances in the spot, forward and futures markets, primarily in PJM Interconnection, L.L.C (PJM), but also in the surrounding region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana, and natural gas in the producing region.

Power maintains a strategy of entering into positions to optimize the value of its portfolio and reduce earnings volatility of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy seeking to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures. There have been significant decreases in commodity prices over the last year. The resultant changes in market values for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

energy and related contracts that qualify for hedge accounting have resulted in significant decreases to Accumulated Other Comprehensive Loss. For additional information, see Note 12. Commitments and Contingent Liabilities. Power marks its derivative energy trading contracts to market in accordance with SFAS 133, with changes in fair value charged to the Consolidated Statements of Operations. Wherever possible, fair values for these contracts are obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices, as applicable, to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

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

Cash Flow Hedges

Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps and futures transactions to hedge the price of fuel to meet its fuel purchase requirements. These derivative transactions are designated and effective as cash flow hedges under SFAS 133. As of December 31, 2006, the fair value of these hedges was $(166) million. These hedges, along with realized losses on hedges of $(19) million retained in Accumulated Other Comprehensive Loss, resulted in a $(108) million after-tax impact on Accumulated Other Comprehensive Loss. As of December 31, 2005, the fair value of these hedges was $(951) million. These hedges, along with realized gains on hedges of $11 million retained in Accumulated Other Comprehensive Loss, resulted in a $(558) million after-tax impact on Accumulated Other Comprehensive Loss. During 2007, $27 million (after-tax) of net unrealized and realized losses on these commodity derivatives is expected to be reclassified to earnings. Approximately $92 million of after-tax unrealized losses on these commodity derivatives in Accumulated Other Comprehensive Loss is expected to be reclassified to earnings for the year ending December 31, 2008. Ineffectiveness associated with these hedges, as defined in SFAS 133, was $(3) million at December 31, 2006. The expiration date of the longest dated cash flow hedge is in 2009.

Other Derivatives

Power also enters into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs or Operating Revenues, as appropriate, on the Consolidated Statements of Operations. The net fair value of these instruments as of December 31, 2006 was $1 million. The net fair value of these instruments as of December 31, 2005 was not material.

Energy Holdings

Other Derivatives

TIE enters into electricity forward and capacity sale contracts to sell its 2,000 MW capacity for portions of the current calendar year, with the balance sold into the daily spot market. TIE also enters into gas purchase contracts to specifically match the generation requirements to support the electricity forward sales contracts. Although these contracts fix the amount of revenue, fuel costs and cash flows, and thereby provide financial stability to TIE, these contracts are, based on their terms, derivatives that do not meet the specific accounting criteria in SFAS 133 to qualify for the normal purchases and normal sales exception, or to be designated as a hedge for accounting purposes. As a result, these contracts must be recorded at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net fair value of the open positions was approximately $38 million and $(7) million as of December 31, 2006 and December 31, 2005, respectively.

Interest Rates

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed and floating rate debt and interest rate derivatives.

Fair Value Hedges

PSEG and Power

In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009. PSEG used an interest rate swap to convert Power’s fixed-rate debt into variable-rate debt. The interest rate swap is designated and effective as a fair value hedge. The fair value changes of the interest rate swap are fully offset by the fair value changes in the underlying debt. As of December 31, 2006 and December 31, 2005, the fair value of the hedge was $(9) million and $(10) million, respectively.

Cash Flow Hedges

PSEG, PSE&G and Energy Holdings

PSEG, PSE&G and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. Except for PSE&G’s cash flow hedges, the fair value changes of these derivatives are initially recorded in Accumulated Other Comprehensive Loss. As of December 31, 2006, the fair value of these cash flow hedges was $(4) million, primarily at PSE&G. As of December 31, 2005, the fair value of these cash flow hedges was $(17) million, including $(11) million and $(6) million at PSE&G and Energy Holdings, respectively. The $(4) million and $(11) million at PSE&G as of December 31, 2006 and December 31, 2005, respectively, is not included in Accumulated Other Comprehensive Loss, as it is deferred as a Regulatory Asset and is expected to be recovered from PSE&G’s customers. During the next 12 months, approximately $1 million of unrealized losses (net of taxes) on interest rate derivatives in Accumulated Other Comprehensive Loss is expected to be reclassified at PSEG. As of December 31, 2006, there was no hedge ineffectiveness associated with these hedges. The amounts above do not include the fair value of approximately $(60) million as of December 31, 2005 for the cash flow hedges at Elcho, which had been reclassified into Discontinued Operations.

Foreign Currencies

Energy Holdings

Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of its risks is that some of its foreign subsidiaries and affiliates have functional currencies other than the consolidated reporting currency, the U.S. Dollar. Additionally, Global and certain of its foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in U.S. Dollars or currencies other than their own functional currencies. Global, a U.S. Dollar functional currency entity, is primarily exposed to changes in the Peruvian Nuevo Sol and the Chilean Peso and to a lesser extent, the Euro. Changes in valuation of these currencies can impact the value of Global’s investments, results of operations, financial condition and cash flows. Global has attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements to manage risk related to certain foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Chilean Peso and the Peruvian Nuevo Sol had originally depreciated relative to the U.S. Dollar after Global’s initial investments, the currencies have appreciated significantly over the past few years. The net cumulative foreign currency revaluations had increased the total amount of Energy Holdings’ Member’s Equity by $134 million as of December 31, 2006.

Hedges of Net Investments in Foreign Operations

Energy Holdings

In March 2004 and April 2004, Energy Holdings entered into four cross currency interest rate swap agreements. The swaps are designed to hedge the net investment in a foreign subsidiary associated with the exposure in the U.S. Dollar to Chilean Peso exchange rate. The fair value of the cross currency swaps was $(25) million and $(33) million as of December 31, 2006 and December 31, 2005, respectively. The change in fair value of the majority of the swaps is recorded in Cumulative Translation Adjustment within Accumulated Other Comprehensive Loss. As a result, Energy Holdings’ Member’s Equity was reduced by $23 million as of December 31, 2006. A portion of the swap, $(38) million, was dedesignated as a hedge in December 2006.

Note 12. Commitments and Contingent Liabilities

Nuclear Insurance Coverages and Assessments

Power

Power is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides the primary property and decontamination liability insurance at Salem Nuclear Generating Station (Salem), Hope Creek Nuclear Generating Station (Hope Creek) and Peach Bottom Atomic Power Station (Peach Bottom). NEIL also provides excess property insurance through its decontamination liability, decommissioning liability and excess property policy and replacement power coverage through its accidental outage policy. NEIL policies may make retrospective premium assessments in case of adverse loss experience. Power’s maximum potential liabilities under these assessments are included in the table and notes below. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on that site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

The American Nuclear Insurers (ANI) and NEIL policies both include coverage for claims arising out of acts of terrorism. Both ANI and NEIL make a distinction between certified and non-certified acts of terrorism, as defined under the Terrorism Risk Insurance Act (TRIA), and thus their policies respond accordingly. For non-certified acts of terrorism, ANI policies are subject to an industry aggregate limit of $300 million, subject to reinstatement at ANI discretion. Similarly, NEIL policies are subject to an industry aggregate limit of $3.2 billion plus any amounts available through reinsurance or indemnity for non-certified acts of terrorism. For certified acts, Power’s nuclear liability ANI and nuclear property NEIL policies will respond similarly to other covered events.

The Price-Anderson Act sets the “limit of liability” for claims that could arise from an incident involving any licensed nuclear facility in the U.S. The “limit of liability” is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current ‘limit of liability’ is $10.8 billion. All utilities owning a nuclear reactor, including Power, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by the Price-Anderson Act. Under the Price-Anderson Act, each party with an ownership interest in a nuclear reactor can be assessed its share of $101 million per reactor per incident, payable at $15 million per reactor per incident per year. If the damages exceed the “limit of liability,” the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. Power’s maximum aggregate assessment per incident is $317 million (based on Power’s ownership interests in Hope Creek, Peach Bottom

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Salem) and its maximum aggregate annual assessment per incident is $48 million. This does not include the $11 million that could be assessed under the nuclear worker policies. Further, a decision by the U.S. Supreme Court, not involving Power, has held that the Price-Anderson Act did not preclude awards based on state law claims for punitive damages.

Power’s insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

	Total Site Coverage		Retrospective Assessments
	(Millions)
Type and Source of Coverages
Public and Nuclear Worker Liability (Primary Layer):
ANI	$300	(A)	$10
Nuclear Liability (Excess Layer):
Price-Anderson Act	10,461	(B)	317

Nuclear Liability Total	$10,761	(C)	$327

Property Damage (Primary Layer):
NEIL
Primary (Salem/Hope Creek/Peach Bottom)	$500		$17
Property Damage (Excess Layers):
NEIL II (Salem/Hope Creek/Peach Bottom)	600		8
NEIL Blanket Excess (Salem/Hope Creek/Peach Bottom)	1,000	(D)	7

Property Damage Total (Per Site)	$2,100		$32

Accidental Outage:
NEIL I (Peach Bottom)	$245	(E)	$6
NEIL I (Salem)	281	(E)	7
NEIL I (Hope Creek)	490	(E)	6

Replacement Power Total	$1,016		$19

(A)	The primary limit for Public Liability is a per site aggregate limit with no potential for assessment. The Nuclear Worker Liability represents the potential liability from workers claiming exposure to the hazard of nuclear radiation. This coverage is subject to an industry aggregate limit that is subject to reinstatement at ANI discretion and has an assessment potential under former canceled policies.

(B)

Retrospective premium program under the Price-Anderson Act liability provisions of the Atomic Energy Act of 1954, as amended. Power is subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the U.S. that produces greater than 100 megawatts (MW) of electrical power. This retrospective assessment can be adjusted for inflation every five years. The last adjustment was effective as of August 20, 2003. This retrospective program is in excess of the Public and Nuclear Worker Liability primary layers.

(C)	Limit of liability under the Price-Anderson Act for each nuclear incident.

(D)

For property limits in excess of $1.1 billion, Power participates in a Blanket Limit policy where the $1.0 billion limit is shared by Power with Amergen Energy Company, LLC and Exelon Generation Company, LLC (Exelon Generation) among the Braidwood, Byron, Clinton, Dresden, La Salle, Limerick, Oyster Creek, Quad Cities, TMI-1 facilities owned by Amergen and Exelon and the Peach Bottom, Salem and Hope Creek facilities. This limit is not subject to reinstatement in the event of a loss. Participation in this program materially reduces Power’s premium and the associated potential assessment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guaranteed Obligations

Power

Power has unconditionally guaranteed payments by its subsidiaries, ER&T and PSEG Power New York Inc. (Power New York) in commodity-related transactions in the ordinary course of business. These payment guarantees are provided to counterparties in order to obtain credit under physical and financial agreements for gas, power, pipeline capacity, transportation, oil, electricity and related commodities and services. These payment guarantees support the current exposure, interest and other costs on sums due and payable by ER&T and Power New York. Under these agreements, guarantees offered for trading and marketing cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction. The face value of the guarantees outstanding as of December 31, 2006 and 2005 was approximately $1.6 billion. In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T and Power New York would have to fully utilize the credit granted to it by every counterparty to whom Power has provided a guarantee and all of ER&T’s and Power New York’s contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T and Power New York being simultaneously “out-of-the-money” is highly unlikely due to offsetting positions within the portfolio. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $518 million and $549 million as of December 31, 2006 and 2005, respectively.

Power is subject to collateral calls related to commodity contracts that are bilateral and are subject to certain creditworthiness standards as guarantor under performance guarantees for ER&T’s agreements. Changes in commodity prices, including fuel, emissions allowances and electricity, can have a material impact on margin requirements under such contracts that are entered into in the normal course of business. As of December 31, 2006, Power had posted margin of approximately $40 million, primarily in the form of letters of credit, and received margin of approximately $86 million, including approximately $82 million in the form of letters of credit, to satisfy collateral obligations and support various contractual and environmental obligations. As of December 31, 2005, Power had posted margin of approximately $1.2 billion, including approximately $1 billion in the form of letters of credit, and received margin of approximately $168 million, including approximately $115 million in the form of letters of credit.

In the event of a deterioration of Power’s credit rating to below investment grade, which represents a two level downgrade from its current ratings, many of these agreements allow the counterparty to demand that ER&T provide further performance assurance, generally in the form of a letter of credit or cash. As of December 31, 2006, if Power were to lose its investment grade rating and, assuming all counterparties to which ER&T is “out-of-the-money” were contractually entitled to demand, and demanded, performance assurance, ER&T could be required to post additional collateral in an amount equal to approximately $578 million. Power believes that it has sufficient liquidity to post such collateral, if necessary.

Power also routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, such future contracts require a deposit of cash margin, the amount of which is subject to change based on market movement and in accordance with exchange rules. As of December 31, 2006 and 2005, Power had deposited margin of approximately $89 million and $176 million, respectively, related to exchange-traded transactions that are margined and monitored separately from physical trading activity.

Energy Holdings

Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contingent obligations as of December 31, 2006 and December 31, 2005 are as follows:

Subsidiaries/Affiliates	Location	Description	Expiration Date	As of
				December 31, 2006	December 31, 2005
				(Millions)
Skawina(a)	Poland	Equity commitment	August 2007	$6	$9
PSEG Global Funding II LLC	Delaware	Contingent guarantee related to debt service obligations associated with Chilquinta	April 2011	25	25
Elcho(a)	Poland	Contingent guarantee related to debt service obligations	October 2006	—	32
Prisma 2000 S.p.A. (Prisma)	Italy	Leasing agreement guarantee	N/A	19	20
PSEG Energy Technologies Asset
Management Company LLC	New Jersey	Performance guarantee	N/A	2	6
Other	Various	Various	N/A	30	46

Total Contingent Obligations				$82	$138

(a)	Global sold its investments in Poland in 2006. Global’s obligation for Elcho was terminated as a result of the sale, however, it is still obligated for the equity commitment guarantee at Skawina. If payments are required, such payments are guaranteed by CEZ in accordance with the purchase agreement.

In September 2003, Energy Holdings completed the sale of PSEG Energy Technologies Inc. (Energy Technologies) and nearly all of its assets. However, Energy Holdings retained certain outstanding construction and warranty obligations related to ongoing construction projects previously performed by Energy Technologies. These construction obligations have performance bonds issued by insurance companies for which exposure is adequately supported by the outstanding letters of credit shown in the table above for PSEG Energy Technologies Asset Management Company LLC. As of December 31, 2006, there were $14 million of such bonds outstanding, which are related to uncompleted construction projects. These performance bonds are not included in the $82 million of guaranteed obligations above.

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

In 2003, the EPA notified 41 potentially responsible parties (PRPs), including PSE&G and Power, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Passaic River. The EPA further indicated, with respect to PSE&G, that it believed that hazardous substances had been released from the Essex Site and a former MGP located in Harrison, New Jersey (Harrison Site), which also includes facilities for PSE&G’s ongoing gas operations. The EPA estimated that its study would require five to eight years to complete and would cost approximately $20 million, of which it would seek to recover $10 million from the PRPs, including PSE&G and Power. Power has provided notice to insurers concerning this potential claim.

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

PSE&G and Power have indicated to both the EPA and NJDEP that they are willing to work with the agencies in an effort to resolve their respective claims and, along with approximately 65 other PRPs, have entered into an agreement with the EPA or have indicated their intention to enter an agreement that provides for sharing the costs of the $20 million study between the government organizations and the PRPs. The EPA recently has notified the PRPs that the cost of the study will greatly exceed the $20 million initially estimated and offered to the PRPs the opportunity to conduct the study themselves rather than reimburse the government for the additional costs it incurs. The PRP group is considering the offer and has engaged in discussions with the EPA. Whether the PRP group, or some number of the PRPs, agree to assume responsibility for the study will depend upon many factors, including a revised estimated cost of the study, the number of parties who agree to participate and the manner in which the parties divide the costs among themselves. PSEG, PSE&G and Power cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

PSE&G

MGP Remediation Program

PSE&G is currently working with the NJDEP under a program to assess, investigate and remediate environmental conditions at PSE&G’s former MGP sites (Remediation Program). To date, 38 sites have been identified as sites requiring some level of remedial action. In addition, the NJDEP has announced initiatives to accelerate the investigation and subsequent remediation of the riverbeds underlying surface water bodies that have been impacted by hazardous substances from adjoining sites. Specifically, in 2005 the NJDEP initiated a program on the Delaware River aimed at identifying the ten most significant sites for cleanup. One of the sites identified is a former MGP facility located in Camden. The Remediation Program is periodically reviewed, and the estimated costs are revised by PSE&G based on regulatory requirements, experience with the program and available remediation technologies. Since the inception of the Remediation Program in 1988 through December 31, 2006, PSE&G had expenditures of approximately $384 million.

During the fourth quarter of 2006, PSE&G refined the detailed site estimates. The cost of remediating all sites to completion, as well as the anticipated costs to address MGP-related material discovered in two rivers adjacent to former MGP sites, could range between $798 million and $838 million. No amount within the range was considered to be most likely. Therefore, $414 million was accrued at December 31, 2006, which represents the difference between the low end of the total program cost estimate of $798 million and the total incurred costs through December 31, 2006 of $384 million. Of this amount, approximately $47 million was recorded in Other Current Liabilities and $367 million was reflected in Other Noncurrent Liabilities. The costs associated with the MGP Remediation Program have historically been recovered through the SBC charges to PSE&G ratepayers. As such, a $414 million Regulatory Asset was recorded.

Costs for the MGP Remediation Program were approximately $42 million in 2006. PSE&G anticipates spending $47 million in 2007, $50 million in 2008, and an average of approximately $40 million per year each year thereafter through 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

The PSD/NSR regulations, promulgated under the Clean Air Act (CAA), require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets, in some circumstances, when those sources undergo a “major modification,” as defined in the regulations. The Federal government may order companies not in compliance with the PSD/NSR regulations to install the best available control technology at the affected plants and to pay monetary penalties of up to approximately $27,500 for each day of continued violation.

The EPA and the NJDEP issued a demand in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal-burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to requests for information and, in January 2002, reached an agreement with the NJDEP and the EPA to resolve allegations of noncompliance with PSD/NSR regulations. Under that agreement, over the course of 10 years, Power agreed to install advanced air pollution controls to reduce emissions of Sulfur Dioxide (SO2), Nitrogen Oxide (NOx), particulate matter and mercury from the coal-burning units at the Mercer and Hudson generating stations to ensure compliance with PSD/NSR. Power also agreed to spend at least $6 million on supplemental environmental projects and pay a $1 million civil penalty. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved a dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operations to commence.

Power subsequently notified the EPA and the NJDEP that it was evaluating the continued operation of the Hudson coal unit in light of changes in the energy and capacity markets, increases in the cost of pollution control equipment and other necessary modifications to the unit. On November 30, 2006, Power, reached an agreement with the EPA and NJDEP on an amendment to its 2002 agreement intended to achieve the emissions reductions targets of this agreement while providing more time to assess the feasibility of installing additional advanced emissions controls at Hudson.

The amended agreement with the EPA and the NJDEP will allow Power to continue operating Hudson and extend for four years the deadline for installing environmental controls beyond the previous December 31, 2006 deadline. Power will be required to undertake a number of technology projects (SCRs), scrubbers, baghouses, and carbon injection, plant modifications, and operating procedure changes at Hudson and Mercer designed to meet targeted reductions in emissions of NOx, SO2, particulate matter, and mercury. In addition, Power has agreed to notify the EPA and NJDEP by the end of 2007 whether it will install the additional emissions controls at Hudson by the end of 2010, or plan for the orderly shut down of the unit.

Under the program to date, Power has installed SCRs at Mercer at a cost of approximately $113 million. The cost of implementing the balance of the amended agreement at Mercer and Hudson is estimated at $400 million to $500 million for Mercer and at $600 million to $750 million for Hudson and will be incurred in the 2007-2010 timeframe. As part of the agreement, Fossil has agreed to purchase and retire emissions allowances, contribute approximately $3 million for programs to reduce particulate emissions from diesel engines in New Jersey, and pay a $6 million civil penalty.

As a result of the agreement, Power has increased its environmental reserves by approximately $14 million to account for civil penalties associated with the amendment to the agreement and other costs. PSEG and Power recorded the charge in Other Deductions on their respective Consolidated Statements of Operations.

Mercury Regulation

New Jersey and Connecticut have adopted standards for the reduction of emissions of mercury from coal-fired electric generating units. In February 2007, Pennsylvania also issued new requirements for the reduction of mercury emissions from coal-fired power plants. Connecticut requires coal-fired power plants in Connecticut to achieve either an emissions limit or a 90% mercury removal efficiency through technology installed to control mercury emissions effective in July 2008. The regulations in New Jersey require coal-fired electric generating units in New Jersey to meet certain emissions limits or reduce emissions by 90% by December 15, 2007. Under the New Jersey regulations, companies that are parties to multi-pollutant reduction agreements are permitted to postpone such reductions on half of their coal-fired electric generating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capacity until December 15, 2012. Power has a multi-pollutant reduction agreement with the NJDEP as a result of a consent decree that resolved issues arising out of the PSD and the NSR air pollution control programs at the Hudson, Mercer and Bergen facilities. The estimated costs of technology believed to be capable of meeting these emissions limits at Power’s coal-fired unit in Connecticut and at its Mercer Station are included in Power’s capital expenditures forecast. Total estimated costs for each project are between $150 million and $200 million. The Mercer expenditures are included in the PSD/NSR discussion above.

On September 12, 2006, Connecticut released proposed revisions to mercury regulations that encompass “Permit Requirements for Mercury Emissions from Coal-Fired Electric Generating Units”. Also, Pennsylvania has proposed mercury regulations that would require reductions in mercury emissions at each facility as well as cap on total emissions. As proposed, the regulations do not impose requirements that would materially affect the costs already identified in Power’s capital expenditures forecast. Impact of any final regulations cannot be determined at this time.

New Jersey Industrial Site Recovery Act (ISRA)

Potential environmental liabilities related to subsurface contamination at certain generating stations have been identified. In the second quarter of 1999, in anticipation of the transfer of PSE&G’s generation-related assets to Power, a study was conducted pursuant to ISRA, which applies to the sale of certain assets. Power had a $51 million liability as of December 31, 2006 and December 31, 2005 related to these obligations, which is included in Other Noncurrent Liabilities on Power’s Consolidated Balance Sheets and Environmental Costs on PSEG’s Consolidated Balance Sheets.

Permit Renewals

In June 2001, the NJDEP issued a renewed New Jersey Pollutant Discharge Elimination System (NJPDES) permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water system. A renewal application prepared in accordance with FWPCA Section 316(b) and the new Phase II 316(b) rule was filed in February 2006 with the NJDEP, which allows the station to continue operating under its existing NJPDES permit until a new permit is issued. Power’s application to renew Salem’s NJPDES permit demonstrates that the station satisfies FWPCA 316(b) and meets the Phase II 316(b) rule’s performance standards for reduction of impingement and entrainment through the station’s existing cooling water intake technology and operations plus implemented restoration measures. The application further demonstrates that even without the benefits of restoration the station meets the Phase II 316(b) rule’s site-specific determination standards, both on a comparison of the costs and benefits of new intake technology as well as a comparison of the costs to implement the technology at the facility to the cost estimates prepared by EPA. The U.S. Court of Appeals for the Second Circuit issued a decision after Power filed its application that rejected the use of restoration and the site-specific cost-benefit test under the Phase II 316(b) rule. If NJDEP were to require the installation of structures at the Salem facility to reduce cooling water intake flow commensurate with closed cycle cooling as a result of the unfavorable decision in the Phase II litigation, discussed, or otherwise, Power’s application to renew the permit estimated that the costs associated with cooling towers for Salem are approximately $1 billion, of which Power’s share would be approximately $575 million. If NJDEP and the Connecticut Department of Environmental Protection (CTDEP) were to require installation of closed-cycle cooling or its equivalent at Power’s five once- through cooled facilities, compliance with that requirement could have a significant impact on the facilities. These costs are not included in Power’s currently forecasted capital expenditures.

Energy Holdings

Prisma

In May 2006, Global became the majority shareholder of Prisma, which holds 100% of the stock of San Marco S.p.A (San Marco), owner of a 20 MW biomass generation facility in Italy. Global also assumed operational responsibility for the facility in May 2006. Global’s total investment in Prisma is approximately $84 million.

In August 2006, Global became aware that the Italian government was conducting a criminal investigation regarding allegations of violations of the facility’s air permit. The scope of the investigation was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequently expanded to include alleged violations of the facility’s waste recycling and waste storage permits. Until May 2006, the facility was operated by Carlo Gravazzi Green Power (CGGP) pursuant to a Services Agreement with a Global subsidiary. Alleged violations include exceedances of permit limits for regulated pollutants, manipulation of the facility’s continuous monitoring systems, false reporting and the use of fuels not authorized by the permit. The government has seized records from the facility in connection with the investigation including plant design documents and plant operating records. The Italian government has named five individuals as targets of the criminal investigation, including three current and former San Marco employees and members of the facility’s board of directors. While San Marco has not been named as a target, there is a potential risk that it could be so named. Global has retained separate counsel for San Marco and the named Global employees.

In December 2006 and January 2007, the facility was served with an Order and a Decree, respectively, that prohibit it from conducting operations to prevent recurring violations and the destruction of evidence. Counsel for San Marco has advised the prosecuting attorney that it will fully cooperate with the ongoing investigation and will implement the corrective actions required to prevent recurrence of the violations. Counsel recently filed an application, that was not objected to by the Prosecuting Attorney, to convert the investigatory proceeding to one supervised by an Investigating Court. The application was filed to expedite efforts by Global to obtain relief from the Sequestration Orders. Counsel anticipates that the Court will issue orders shortly approving the application and naming a court expert to complete the investigation.

Counsel advises that the court expert will inspect the facility to determine whether the design and construction are appropriate to enable it to operate in compliance with the terms of its air permit. Once the inspection is complete, the expert will issue a report to the Court presenting findings on this issue. Counsel advises that this process can take from 60 to 90 days to complete. The Deputy Prosecutor recently advised counsel that she will work collaboratively with the Global to expedite the inspections and, once they are complete, to work collaboratively to obtain interim relief from the Sequestration Orders in advance of the final report to complete required maintenance. Assuming interim relief is obtained, Global anticipates that the facility will be authorized to resume commercial operations around June 2007, however no assurances can be given.

Global is currently evaluating a potential claim against CGGP under the Services Agreement for damages arising from the alleged wrongdoing.

Electroandes

In July 2005, Electroandes received a notice from Superintendencia Nacional de Administracion Tributaria (SUNAT), the governing tax authority in Peru, claiming past due taxes for 2002 totaling approximately $2 million related to certain interest deductions. Electroandes has taken similar interest deductions subsequent to 2002. The total cumulative estimated potential amount for past due taxes, including associated interest and penalties, is approximately $9 million through December 31, 2006. Electroandes believes it has valid legal defenses to these claims, and has filed an appeal with SUNAT to which it has not yet received a response; however, no assurances can be given regarding the outcome of this matter.

Luz del Sur

In January 2007, SUNAT filed two tax assessments against LDS totaling approximately $18 million, of which Global’s share would be approximately $7 million based on its 38% interest of LDS. The assessments related to deductions LDS claimed beginning in 2000 for certain operating fees it paid to International Technical Operators under a technical services agreement, for certain bad debt deductions, and certain other matters. The above assessments include interest and penalties claimed by SUNAT. LDS believes that all such deductions were appropriate and filed an appeal in February 2007. LDS has obtained a legal opinion that it could be successful in most of the major matters, while in some relatively smaller items SUNAT’s views could prevail which could lead to an immaterial amount of exposure. However, no assurances can be given and negative outcomes in any of the major matters could have a material adverse impact on Global’s results of operations and cash flows.

New Generation and Development

Power

Power has contracts with outside parties to purchase upgraded turbines for Salem Units 1 and 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek to modestly increase its generating capacity. Phase II of the Salem Unit 2 turbine replacement is currently scheduled for 2008 concurrent with steam generator replacement and is anticipated to increase capacity by 26 MW. Phase II of the Hope Creek turbine replacement is expected to be completed in 2007 along with the thermal power uprate and is expected to add approximately 125 MW. Power’s expenditures to date approximate $220 million (including Interest Capitalized During Construction (IDC) of $21 million) with an aggregate estimated share of total costs for these projects of $245 million (including IDC of $24 million). Timing, costs and results of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

projects are dependent on timely completion of work, timely approval from the NRC and various other factors.

Completion of the projects discussed above within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

Power entered into a long-term contractual services agreement with a vendor in September 2003 to provide the outage and service needs for certain of Power’s generating units at market rates. The contract covers approximately 25 years and could result in annual payments ranging from approximately $10 million to $50 million for services, parts and materials rendered.

BGS and Basic Gas Supply Service (BGSS)

PSE&G and Power

PSE&G is required to obtain all electric supply requirements for customers who do not purchase electric supply from third-party suppliers through the annual New Jersey BGS auctions. PSE&G enters into the Supplier Master Agreement (SMA) with the winners of these BGS auctions within three business days following the BPU’s approval. PSE&G has entered into contracts with Power, as well as with other winning BGS suppliers, to purchase BGS for PSE&G’s anticipated load requirements. The winners of the auction are responsible for fulfilling all the requirements of a PJM Interconnection, L.L.C. (PJM) Load Serving Entity (LSE) including capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume any migration risk and must satisfy New Jersey’s renewable portfolio standards.

Through the BGS auctions, PSE&G has contracted for its anticipated BGS-Fixed Price load, as follows:

Term	Term Ending
	May 2007(a)	May 2008(b)	May 2009(c)	May 2010(d)
	34 months	36 months	36 months	36 months
Load (MW)	2,840	2,840	2,882	2,758
$ per kWh	$0.05515	$0.06541	$0.10251	$0.09888

(a)	Prices set in the February 2004 BGS auction.

(b)	Prices set in the February 2005 BGS auction.

(c)	Prices set in the February 2006 BGS auction.

(d)	Prices set in the February 2007 BGS auction, which becomes effective on June 1, 2007 when the agreements for the 34-month (May 2007) BGS-FP supply agreements expire.

Power seeks to mitigate volatility in its results by contracting in advance for its anticipated electric output as well as its anticipated fuel needs.

As part of its objective, Power has entered into contracts to directly supply PSE&G and other New Jersey Electric Distribution Companies (EDCs) with a portion of their respective BGS requirements through the New Jersey BGS auction process, described above. In addition to the BGS-related contracts, Power enters into firm supply contracts with EDCs, as well as other firm sales and trading positions and commitments.

PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. The contract extends through March 31, 2012, and year-to-year thereafter. Power has entered into hedges for a portion of its anticipated BGSS obligations, as permitted by the BPU. The BPU permits recovery of the cost of gas hedging up to 115 billion cubic feet or approximately 80% of PSE&G’s residential gas supply annually through the BGSS tariff. For additional information, see Note 21. Related-Party Transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum Fuel Purchase Requirements

Power

Power purchases coal and oil for certain of its fossil generation stations through various long-term commitments. The total minimum purchase requirements included in these commitments amount to approximately $733 million through 2012.

Power has several long-term purchase contracts for the supply of nuclear fuel for the Salem and Hope Creek Nuclear Generating Stations which include:

•	purchase of uranium (concentrates and uranium hexafluoride),

•	conversion of uranium concentrates to uranium hexafluoride,

•	enrichment of uranium hexafluoride, and

•	fabrication of nuclear fuel assemblies.

The nuclear fuel markets are competitive, and although prices for uranium, conversion and enrichment are increasing, Power does not anticipate any significant problems in meeting its future requirements.

Uranium concentrates and hexafluoride

Power has commitments and inventory to supply sufficient quantities of uranium (concentrates and uranium hexafluoride) to meet 100% of its total requirements through 2011. Additionally, Power has commitments covering approximately 55% of its requirements for 2012 and 15% from 2013 through 2016. These commitments total approximately $464 million through the period of which Power’s share is approximately $332 million. Power has decided to maintain strategic levels of concentrates and uranium hexafluoride in inventory and may make periodic purchases to support such levels.

Power also has commitments that provide 100% of its uranium enrichment requirements through 2010. These commitments total approximately $198 million through the period of which Power’s share is $146 million.

Power has commitments for the fabrication of fuel assemblies for reloads required through 2011 for Salem and through 2012 for Hope Creek. These commitments total approximately $122 million through the period of which Power’s share is $93 million.

Power has been advised by Exelon Generation that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom Atomic Power Station.

Natural Gas

In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas, primarily to meet its gas supply obligations to PSE&G. As of December 31, 2005, the total minimum requirements under these contracts were approximately $1.2 billion through 2016.

These purchase obligations are in keeping with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.

Energy Holdings

The Guadalupe and Odessa plants of Texas Independent Energy, L.P. (TIE), an indirect, wholly owned subsidiary of Energy Holdings, have entered into gas supply agreements for their anticipated fuel requirements to satisfy obligations under their forward energy sales contracts. As of December 31, 2006, the Guadalupe and Odessa plants, which total approximately 2,000 MW of capacity, had forward energy sales contracts in place for approximately 30% of their expected output for 2007 and the sale of approximately 20% of their aggregate capacity for 2008 through 2010. The plants had fuel purchase commitments totaling $64 million to support all of their contracted energy sales.

Operating Services Contract (OSC)

Power

On January 17, 2005, Nuclear entered into an OSC with Exelon Generation relating to the operation of the Hope Creek and Salem nuclear generating stations. The OSC requires Exelon Generation to provide key

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

personnel to oversee daily plant operations at the Hope Creek and Salem nuclear generating stations and to implement a management model that Exelon has used to manage its own nuclear facilities. Nuclear continues as the license holder with exclusive legal authority to operate and maintain the plants, retains responsibility for management oversight and has full authority with respect to the marketing of its share of the output from the facilities. Exelon Generation is entitled to receive reimbursement of its costs in discharging its obligations, an annual operating services fee of $3 million and incentive fees up to $12 million annually based on attainment of goals relating to safety, capacity factor and operation and maintenance expenses. On October 27, 2006, Nuclear informed Exelon Generation that it was electing to continue to OSC for up to two years beyond the initial January 2007 period.

In December 2006, Power announced its plans to resume direct management of the Salem and Hope Creek nuclear generating stations before the expiration of the OSC. As part of this plan, on January 1, 2007, the senior management team at Salem and Hope Creek, which consisted of three senior executives from Exelon Generation, became employees of Power.

Other

PSEG and PSE&G

BPU Deferral Audit

The BPU Energy and Audit Division conducts audits of deferred balances. A draft Deferral Audit—Phase II report relating to the 12-month period ended July 31, 2003 was released by the consultant to the BPU in April 2005. The draft report addresses the SBC, Market Transition Charge (MTC) and NUG deferred balances. The BPU released the report on May 13, 2005.

While the consultant to the BPU found that the Phase II deferral balances complied in all material respects with the BPU Orders regarding such deferrals, the consultant noted that the BPU Staff had raised certain questions with respect to the reconciliation method PSE&G employed in calculating the overrecovery of its MTC and other charges during the Phase I and Phase II four-year transition period. The amount in dispute is approximately $130 million. PSE&G and the BPU Staff are continuing discussions to resolve these questions and, if a resolution cannot be achieved, a BPU proceeding may be instituted to consider the issues raised.

On January 31, 2007 PSE&G requested that the matter be transmitted to the Office of Administrative Law for the development of an evidentiary record and an initial decision. The BPU granted the request on February 7, 2007.

While PSE&G believes the MTC methodology it used was fully litigated and resolved, without exception, by the BPU and other intervening parties in its previous electric base rate case, deferral audit and deferral proceeding that were approved by the BPU in its order on April 22, 2004, and that such order is non-appealable, PSE&G cannot predict the impact of the outcome of any such proceeding.

New Jersey Clean Energy Program

The BPU has approved a funding requirement for each New Jersey utility applicable to its Renewable Energy and Energy Efficiency programs for the years 2005 to 2008. The sum of PSE&G’s electric and gas funding requirement was $82 million and $96 million for the years 2005 and 2006 respectively. The remaining liability, $119 million for 2007 and $137 million for 2008, has been recorded at a discounted present value with an offsetting regulatory asset. The costs associated with this program will be recovered from PSE&G ratepayers through the SBC over a period of four years and, therefore, a Regulatory Asset was also recorded. The liability for the funding requirement as of December 31, 2006 and December 31, 2005 was $253 million and $329 million, respectively.

PSEG and Energy Holdings

Leveraged Lease Investments

On November 16, 2006, the IRS issued its Revenue Agents report for tax years 1997 through 2000, which disallowed all deductions associated with certain of lease transactions that are similar to a type that the IRS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

publicly announced its intention to challenge. In addition, the IRS imposed a 20% penalty for substantial understatement of tax liability. In February 2007, PSEG filed a protest to the Office of Appeals of the IRS. As of each of December 31, 2006 and December 31, 2005, Resources’ total gross investment in such transactions was approximately $1.5 billion and $1.4 billion, respectively.

If all deductions associated with these lease transactions, entered into by PSEG between 1997 and 2002, are successfully challenged by the IRS, it could have a material adverse impact on PSEG’s and Energy Holdings’ financial position, results of operations and net cash flows and could impact future returns on these transactions. PSEG believes that its tax position related to these transactions is proper based on applicable statutes, regulations and case law and will aggressively contest the IRS’s disallowance. PSEG believes that it is more likely than not that it will prevail with respect to the IRS’s challenge, although no assurances can be given.

If the IRS’s disallowance of tax benefits associated with all of these lease transactions were sustained, approximately $773 million of PSEG’s deferred tax liabilities that have been recorded under leveraged lease accounting through December 31, 2006 would become currently payable. In addition, interest of approximately $124 million, after-tax would be charged, and penalties of $155 million may become payable. Management assessed the probability of various outcomes to this matter and recorded appropriate reserves in accordance with SFAS No. 5 “Accounting for Contingencies.” Management has also prepared various sensitivity analyses regarding potential payment obligations, including scenarios that consider the current position of the IRS regarding these types of listed transactions, and believes that Energy Holdings has the financial capacity to meet such potential obligations, if required.

The FASB recently issued additional guidance for leveraged leases. See Note 2. Recent Accounting Standards for additional information.

Power

Restructuring Charge

In June 2005, Power implemented a plan, approved by management, to reduce its Nuclear workforce by approximately 200 positions. The plan includes voluntary and involuntary separations offered to both represented and non-represented employees. The major cost associated with the restructuring relates to payments to the employees who are terminated. Power’s $14 million share of the estimated total cost was recorded in 2005, substantially all of which had been paid as of December 31, 2006.

Minimum Lease Payments

PSEG, PSE&G Power and Energy Holdings

PSE&G and Energy Holdings lease administrative office space under various operating leases. Total future minimum lease payments as of December 31, 2006 are:

	2007	2008	2009	2010	2011	After 2012	Total
	(Millions)
PSE&G	$3	$1	$1	$1	$2	$1	$9
Energy Holdings	3	1	1	1	—	—	6

Total PSEG	$6	$2	$2	$2	$2	$1	$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power and Services have entered into capital leases for administrative office space. The total future minimum payments and present value of these capital leases as of December 31, 2006 are:

	Services	Power	Energy Holdings
	(Millions)
2007	$8	$2	$12
2008	7	2	12
2009	7	1	12
2010	7	1	9
2011	7	1	3
Thereafter	37	8	9

Total Minimum Lease Payments	$73	$15	57
Less: Imputed Interest	(33)	(5)	(9)

Present Value of Net Minimum Lease Payments	$40	$10	48

Note 13. Nuclear Decommissioning

Power

In accordance with NRC regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning.

Power maintains the external master nuclear decommissioning trust previously established by PSE&G. This trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a “qualified” fund. In the most recent study of the total cost of decommissioning, Power’s share related to its five nuclear units was estimated at approximately $2.1 billion, including contingencies.

Power’s policy is that, except for investments tied to market indexes or other non-nuclear sector common trust funds or mutual funds (e.g., an S&P 500 mutual fund), assets of the trust shall not be invested in the securities or other obligations of PSEG or its affiliates, or its successors or assigns; and assets shall not be invested in securities of any entity owning one or more nuclear power plants.

Power classifies investments in the NDT Funds as available-for-sale under SFAS 115. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Funds.

	As of December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Millions)
Equity Securities	$571	$217	$(3)	$785
Debt Securities
Government Obligations	215	2	—	217
Other Debt Securities	211	4	—	215

Total Debt Securities	426	6	—	432

Other Securities	38	1	—	39

Total Available-for-Sale Securities	$1,035	$224	$(3)	$1,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Millions)
Equity Securities	$534	$161	$(13)	$682
Debt Securities
Government Obligations	212	3	(3)	212
Other Debt Securities	206	3	(3)	206

Total Debt Securities	418	6	(6)	418

Other Securities	33	4	(4)	33

Total Available-for-Sale Securities	$985	$171	$(23)	$1,133

	Years Ended December 31,
	2006	2005	2004
	(Millions)
Proceeds from Sales	$1,405	$3,223	$2,637
Gross Realized Gains	$98	$132	$126
Gross Realized Losses	$54	$36	$43

In 2006, other-than-temporary impairments of $8 million and $6 million were recognized on $59 million of equity and $152 million of debt securities, respectively, that were included in the Estimated Fair Value of NDT Funds as of December 31, 2006.

Net realized gains of $44 million were recognized in Other Income and Other Deductions on Power’s Consolidated Statement of Operations for the year ended December 31, 2006. Net unrealized gains of $108 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on Power’s Consolidated Balance Sheet as of December 31, 2006. The $3 million of gross 2006 unrealized losses has been in an unrealized loss position for less than twelve months. The available-for-sale debt securities held as of December 31, 2006, had the following maturities: $18 million less than one year, $108 million one to five years, $97 million five to 10 years, $48 million 10 to 15 years, $21 million 15 to 20 years, and $140 million over 20 years. The cost of these securities was determined on the basis of specific identification.

The fair value of securities in an unrealized loss position as of December 31, 2006 was approximately $39 million. If the fair market value of the securities falls below cost, the investments are considered to be other-than-temporarily impaired. The difference between the fair market value and cost is immediately recorded as a charge to earnings since Power does not definitely have the ability and intent to hold the securities for a reasonable time to permit recovery. Any subsequent recoveries in the value of these securities are recognized in OCI. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost detail of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Other Income and Deductions

Other Income

	PSE&G	Power	Energy Holdings	Other(A)	Consolidated Total
	(Millions)
For the Year Ended December 31, 2006:
Interest and Dividend Income	$11	$13	$23	$(12)	$35
Gain on Disposition of Property	4	—	2	—	6
NDT Fund Realized Gains	—	98	—	—	98
NDT Interest and Dividend Income	—	40	—	—	40
Foreign Currency Gains	—	—	4	—	4
Contributions in Aid of Construction	9	—	—	—	9
Albany Contingency	—	4	—	—	4
Other	1	2	10	—	13

Total Other Income	$25	$157	$39	$(12)	$209

For the Year Ended December 31, 2005:
Interest and Dividend Income	$11	$11	$13	$—	$35
Gain on Disposition of Property	3	5	2	—	10
Gain on Investments	—	—	—	8	8
NDT Fund Realized Gains	—	132	—	—	132
NDT Interest and Dividend Income	—	35	—	—	35
Foreign Currency Gains	—	—	6	—	6
Other	1	4	2	—	7

Total Other Income	$15	$187	$23	$8	$233

For the Year Ended December 31, 2004:
Interest and Dividend Income	$10	$10	$9	$(8)	$21
NDT Fund Realized Gains	—	126	—	—	126
NDT Interest and Dividend Income	—	28	—	—	28
Foreign Currency Gains	—	—	4	—	4
Other	2	3	1	1	7

Total Other Income	$12	$167	$14	$(7)	$186

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Deductions

	PSE&G	Power	Energy Holdings	Other(A)	Consolidated Total
	(Millions)
For the Year Ended December 31, 2006:
Donations	$2	$—	$—	$—	$2
NDT Fund Realized Losses and Expenses	—	74	—	—	74
Foreign Currency Losses	—	—	9	—	9
Minority Interest	—	—	—	2	2
Change in Derivative Fair Value	—	—	3	—	3
Environmental Reserves	—	15	—	—	15
Loss on Early Retirement of Debt	—	—	13	—	13
Other	1	2	3	2	8

Total Other Deductions	$3	$91	$28	$4	$126

For the Year Ended December 31, 2005:
Donations	$2	$—	$—	$13	$15
NDT Fund Realized Losses and Expenses	—	42	—	—	42
Loss on Early Retirement of Debt	—	—	10	—	10
Foreign Currency Losses	—	—	15	—	15
Minority Interest	—	—	—	1	1
Change in Derivative Fair Value	—	—	4	—	4
Other	1	1	2	2	6

Total Other Deductions	$3	$43	$31	$16	$93

For the Year Ended December 31, 2004:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Losses and Expenses	—	49	—	—	49
Loss on Disposition of Property	—	1	—	—	1
Loss on Early Retirement of Debt	—	—	3	—	3
Foreign Currency Losses	—	—	3	—	3
Minority Interest	—	—	—	2	2
Change in Derivative Fair Value	—	—	2	—	2
Other	—	—	3	1	4

Total Other Deductions	$1	$50	$11	$3	$65

(A)	Other primarily consists of activity at PSEG (parent company), Services and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

A reconciliation of reported income tax expense with the amount computed by multiplying pre-tax income by the statutory Federal income tax rate of 35% is as follows:

	PSE&G	Power	Energy Holdings	Other	Consolidated Total
	(Millions)
2006
Net Income (Loss)/ Earnings Available to PSEG	$261	$276	$275	$(73)	$739
Loss from Discontinued Operations, (Including Loss on Disposal, net of tax benefit—$24)	—	(239)	226	—	(13)
Minority Interest in Earnings of Subsidiaries	—	—	(2)	—	(2)

Income (Loss) from Continuing Operations, less Preferred Dividends	261	515	51	(73)	754
Preferred Dividends (net)	(4)	—	—	—	(4)

Income (Loss) from Continuing Operations excluding Minority Interest and Preferred Dividends	$265	$515	$51	$(73)	$758

Income Taxes:
Federal—Current	$246	$263	$(207)	$(24)	$278
Deferred	(108)	20	187	(13)	86
ITC	(3)	—	(1)	—	(4)

Total Federal	135	283	(21)	(37)	360

State—Current	49	78	(30)	(16)	81
Deferred	(1)	2	9	—	10

Total State	48	80	(21)	(16)	91

Total Foreign	—	—	3	—	3

Total	183	363	(39)	(53)	454

Pre-tax Income	$448	$878	$12	$(126)	$1,212

Tax Computed at the Statutory Rate	$157	$307	$4	$(44)	$424
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
Plant-Related Items	(5)	—	—	—	(5)
Amortization of Investment Tax Credits	(3)	—	(1)	—	(4)
Reserve for Tax Contingencies	7	(3)	11	1	16
APB 23	—	—	7	—	7
Nuclear Decommissioning	—	7	—	—	7
Other	(4)	—	8	—	4
Tax Effects Attributable to Foreign Operations	—	—	(50)	—	(50)
State Income Tax (net of Federal Income Tax)	31	52	(18)	(10)	55

Subtotal	26	56	(43)	(9)	30

Total Income Tax Provisions	$183	$363	$(39)	$(53)	$454

Effective Income Tax Rate	40.8%	41.3%	N/A	42.1%	37.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	Power	Energy Holdings	Other	Consolidated Total
	(Millions)
2005
Net Income (Loss)/Earnings Available to PSEG	$344	$192	$214	$(89)	$661
(Loss)/Gain from Discontinued Operations, (Including (Loss)/Gain on Disposal net of tax benefit—$154)	—	(226)	18	—	(208)
Cumulative Effect of a Change in Accounting Principle, net of tax benefit—$11	—	(16)	—	(1)	(17)
Minority Interest in Earnings of Subsidiaries	—	—	(1)	—	(1)

Income (Loss) From Continuing Operations, less Preferred Dividends	344	434	197	(88)	887
Preferred Dividends (net)	(4)	—	(3)	3	(4)

Income (Loss) from Continuing Operations Excluding Minority Interest and Preferred Dividends	$348	$434	$200	$(91)	$891

Income Taxes:
Federal—Current	$239	$105	$(64)	$(49)	$231
Deferred	(58)	147	149	(8)	230
ITC	(3)	—	(1)	—	(4)

Total Federal	178	252	84	(57)	457

State—Current	49	44	14	(1)	106
Deferred	8	22	(41)	(4)	(15)

Total State	57	66	(27)	(5)	91

Total Foreign	—	—	12	—	12

Total	235	318	69	(62)	560

Pre-tax Income	$583	$752	$269	$(153)	$1,451

Tax Computed at the Statutory Rate	$204	$263	$94	$(54)	$507
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
Repatriation	—	—	11	—	11
Plant-Related Items	3	—	—	—	3
Amortization of Investment Tax Credits	(3)	—	(1)	—	(4)
Tax Reserves	—	—	6	—	6
Nuclear Decommissioning Trust	—	15	—	—	15
Lease Rate Differential	—	—	2	—	2
Tax Effects Attributable to Foreign Operations	—	—	(33)	—	(33)
Other	(6)	(3)	2	(4)	(11)
State Income Tax (net of Federal Income Tax)	37	43	(12)	(4)	64

Subtotal	31	55	(25)	(8)	53

Total Income Tax Provisions	$235	$318	$69	$(62)	$560

Effective Income Tax Rate	40.3%	42.3%	25.7%	40.5%	38.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	Power	Energy Holdings	Other	Consolidated Total
	(Millions)
2004
Net Income (Loss)/Earnings Available to PSEG	$342	$308	$125	$(49)	$726
Loss from Discontinued Operations, (Including Loss on Disposal, net of tax benefit—$44)	—	(59)	(10)	—	(69)
Minority Interest in Earnings of Subsidiaries	—	—	(2)	—	(2)

Income (Loss) from Continuing Operations, less Preferred Dividends	342	367	137	(49)	797
Preferred Dividends (net)	(4)	—	(16)	16	(4)

Income (Loss) from Continuing Operations excluding Minority Interest and Preferred Dividends	$346	$367	$153	$(65)	$801

Income Taxes:
Federal—Current	$255	$43	$(91)	$(35)	$172
Deferred	(67)	134	163	3	233
ITC	(3)	—	(1)	—	(4)

Total Federal	185	177	71	(32)	401
State—Current	72	24	4	—	100
Deferred	(11)	26	(40)	(2)	(27)

Total State	61	50	(36)	(2)	73

Total Foreign	—	—	10	—	10

Total	246	227	45	(34)	484

Pre-tax Income	$592	$594	$198	$(99)	$1,285

Tax Computed at the Statutory Rate	$207	$208	$69	$(34)	$450
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
Plant-Related Items	5	—	—	—	5
Amortization of Investment Tax Credits	(3)	—	(1)	—	(4)
Tax Reserves	—	(18)	17	—	(1)
Other	(3)	5	(8)	1	(5)
Lease Rate Differential	—	—	(8)	—	(8)
State Income Tax (net of Federal Income Tax)	40	32	(24)	(1)	47

Subtotal	39	19	(24)	—	34

Total Income Tax Provisions	$246	$227	$45	$(34)	$484

Effective Income Tax Rate	41.6%	38.2%	22.7%	34.3%	37.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG, PSE&G, Power and Energy Holdings

Each of PSEG, PSE&G, Power and Energy Holdings provide deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from PSE&G’s customers in the future. Accordingly, an offsetting regulatory asset was established. As of December 31, 2006, PSE&G had a regulatory asset of $412 million representing the tax costs expected to be recovered through rates based upon established regulatory practices, which permit recovery of current taxes payable. This amount was determined using the enacted Federal income tax rate of 35% and State income tax rate of 9%.

Energy Holdings’ effective tax rate differs from the statutory Federal income tax rate of 35% primarily due to the imposition of state taxes and the fact that Global accounts for many of its investments using the equity method of accounting. In addition, as allowed under APB Opinion No. 23, “Accounting for Income Taxes—Special Areas” and SFAS 109, Management generally has maintained a permanent reinvestment strategy as it relates to Global’s international investments. If Management were to change that strategy, a deferred tax expense and deferred tax liability would need to be recorded to reflect the expected taxes that would need to be paid on Global’s offshore earnings. As of December 31, 2006 and 2005, undistributed foreign earnings were approximately $80 million and $220 million, respectively. During 2006, the reinvestment strategy for three of Global’s investments was modified, resulting in a deferred tax expense of $7 million. The determination of the amount of unrecognized U.S. Federal deferred income tax liability for undistributed earnings is not practicable.

The 2005 Jobs Act provided a one-year window to repatriate earnings from foreign investments and claim a special 85% dividends received tax deduction on such distributions. PSEG approved a total of three Domestic Reinvestment Plans, which provided for the repatriation of approximately $242 million through December 2005, of which approximately $177 million was eligible for the reduced tax rate pursuant to the Jobs Act. The tax expense associated with such repatriation totaled approximately $11 million and was recorded in 2005. Other than amounts discussed above, Global has made no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes:

	PSE&G		Power		Energy Holdings		Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
	(Millions)
Deferred Income Taxes
Assets:
Current (net)	$36	$31	$—	$—	$—	$—	$—	$—	$36	$31

Noncurrent:
Unrecovered Investment Tax Credits	15	16	—	—	—	—	—	—	15	16
OCI	—	3	193	383	16	17	22	5	231	408
Cumulative Effect of a Change in Cumulative Accounting Principle	—	—	11	11	—	—	—	—	11	11
New Jersey Corporate Business Tax	145	158	77	67	(21)	(12)	—	—	201	213
OPEB	160	145	—	—	—	—	1	—	161	145
Cost of Removal	—	—	51	51	—	—	—	—	51	51
Investment Related Adjustment	—	—	—	—	15	22	—	—	15	22
Development Fees	—	—	—	—	10	18	—	—	10	18
Foreign Currency Translation	—	—	—	—	4	30	—	—	4	30
Contractual Liabilities and Environmental Costs	—	—	35	35	—	—	—	—	35	35
MTC	11	11	—	—	—	—	—	—	11	11
Other	5	—	—	—	—	—	17	8	22	8

Total Noncurrent	336	333	367	547	24	75	40	13	767	968

Total Assets	$372	$364	$367	$547	$24	$75	$40	$13	$803	$999

Liabilities:
Noncurrent:
Plant-Related Items	$1,398	$1,371	$(35)	$46	$—	$—	$(2)	$—	$1,361	$1,417
Nuclear Decommissioning	—	—	131	79	—	—	—	—	131	79
Securitization	1,110	1,218	—	—	—	—	—	—	1,110	1,218
Leasing Activities	—	—	—	—	1,842	1,678	—	—	1,842	1,678
Partnership Activities	—	—	—	—	51	35	—	—	51	35
Repair Allowance Deferred Carrying Charge	22	24	—	—	—	—	—	—	22	24
Conservation Costs	12	8	—	—	—	—	—	—	12	8
Energy Clause Recoveries	27	24	—	—	—	—	—	—	27	24
Pension Costs	73	86	14	27	—	—	13	18	100	131
SFAS 143	—	—	325	325	—	—	—	—	325	325
APB 23	—	—	—	—	7	—	—	—	7	—
Taxes Recoverable Through Future Rates (net)	167	163	—	—	—	—	—	—	167	163
Income from Foreign Operations	—	—	—	—	51	49	—	—	51	49
Other	—	—	(26)	(6)	(7)	12	1	—	(32)	6

Total Noncurrent Liabilities	$2,809	$2,894	$409	$471	$1,944	$1,774	$12	$18	$5,174	$5,157

Summary—Accumulated Deferred Income Taxes:
Net Current Assets	$36	$31	$—	$—	$—	$—	$—	$—	$36	$31
Net Noncurrent Liability (Asset)	2,473	2,561	42	(76)	1,920	1,699	(28)	5	4,407	4,189

Total	2,437	2,530	42	(76)	1,920	1,699	(28)	5	4,371	4,158
ITC	44	47	6	6	5	6	—	—	55	59
Current Portion of SFAS 109 Transferred	36	31	—	—	—	—	—	—	36	31

Total Deferred Income Taxes and ITC	$2,517	$2,608	$48	$(70)	$1,925	$1,705	$(28)	$5	$4,462	$4,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Pension, OPEB and Savings Plans

PSEG

PSEG sponsors several qualified and nonqualified pension plans and other postretirement benefit plans covering PSEG’s, and its participating affiliates, current and former employees who meet certain eligibility criteria. Eligible employees of PSE&G, Power, Energy Holdings and Services participate in non-contributory pension and OPEB plans sponsored by PSEG and administered by Services. In addition, represented and nonrepresented employees are eligible for participation in PSEG’s two defined contribution plans described below.

In September 2006, the FASB issued SFAS 158 (see Note 2. Recent Accounting Standards), which became effective prospectively for periods ending after December 15, 2006. In accordance with SFAS 158, PSEG, Power, PSE&G and Energy Holdings were required to record the under or over funded positions of their defined benefit pension and OPEB plans on their respective balance sheets. Such funding positions were measured as of December 31, 2006 in compliance with SFAS 158 and in accordance with customary practice of each PSEG company prior to the issuance of SFAS 158. For under funded plans, the liability is equal to the difference between the plan’s benefit obligation and the fair value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO). For OPEB plans, the benefit obligation is the accumulated postretirement benefit obligation. In addition, the statement requires that the total unrecognized costs for defined benefit pension and OPEB plans be recorded as an after-tax charge to Accumulated Other Comprehensive Income, a separate component of Stockholder’s Equity. However, for PSE&G, because the amortization of the unrecognized costs is being collected from customers, the accumulated unrecognized costs were recorded as a Regulatory Asset. The unrecognized costs represent actuarial gains or losses, prior service costs and transition obligations arising from the adoption of the preceding pension and OPEB accounting standards, which have not been expensed.

Prior accounting guidance required that unrecognized costs be presented in a footnote to the financial statements as part of a reconciliation of a plan’s funded status to amounts recorded in the financial statements. The unrecognized costs are amortized as a component of net periodic pension or OPEB expense. Under the new standard, for Power and Energy Holdings, the charge to Other Comprehensive Income will be amortized and recorded as net periodic pension cost in the Statement of Operations. For PSE&G, the Regulatory Asset will be amortized and recorded as net periodic pension cost in the Statement of Operations.

The following presents the impact of applying the provisions of SFAS 158 on the Balance Sheet of PSEG as of December 31, 2006:

	Before SFAS 158	SFAS 158 Adjustments	After SFAS 158
		(Millions)
PSEG
Assets:
Regulatory Assets	$5,023	$671	$5,694
Other Special Funds	$556	$(409)	$147
Goodwill	$595	$(10)	$585
Other Noncurrent Assets	$221	$80	$301
Liabilities and Equity:
Other Current Liabilities	$474	$7	$481
Deferred Income Taxes and ITC	$4,604	$(142)	$4,462
OPEB Costs	$648	$441	$1,089
Accrued Pension Costs	$95	$232	$327
Accumulated Other Comprehensive Loss (net of tax)	$97	$(205)	$(108)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2006 and 2005. It also provides the funded status of the plans and the amounts recognized and amounts not recognized in the Statement of Financial Position at the end of both years. Because December 31, 2006 balances reflect the recognition and disclosure requirements of SFAS 158, and December 31, 2005 balances reflect the requirements of prior accounting standards, the Reconciliation of Funded Status found below applies only to 2005 and the Additional Amounts Recognized in Accumulated Other Comprehensive Income, Regulated Assets and Deferred Assets applies only to 2006.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Millions)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,759	$3,553	$1,219	$987
Service Cost	86	90	18	18
Interest Cost	211	206	68	62
Actuarial (Gain) Loss	(127)	100	(1)	67
Gross Benefits Paid	(206)	(196)	(67)	(60)
Medicare Subsidy Receipts	—	—	5	—
Plan Amendments	—	6	—	145

Benefit Obligation at End of Year	$3,723	$3,759	$1,242	$1,219

Change in Plan Assets:
Fair Value of Assets at Beginning of Year	$3,105	$2,920	$123	$101
Actual Return on Plan Assets	437	222	19	8
Employer Contributions	54	159	74	74
Gross Benefits Paid	(206)	(196)	(67)	(60)
Medicare Subsidy Receipts	—	—	5	—

Fair Value of Assets at End of Year	$3,390	$3,105	$154	$123

Funded Status:
Funded Status (Plan Assets less Benefit Obligation)	$(333)	$(654)	$(1,088)	$(1,096)
Reconciliation of Funded Status
Amounts Not Recognized in the Statement of Financial Position:
Unrecognized Transition Obligation	N/A	$—	N/A	$167
Unrecognized Prior Service Cost	N/A	61	N/A	135
Unrecognized Actuarial Loss	N/A	975	N/A	197

Net Amount Recognized	N/A	$382	N/A	$(597)

Amounts Recognized in the Statement of Financial Position:
Prepaid Benefit	$—	$447	$—	$—
Current Accrued Benefit Cost	(7)	—	—	—
Noncurrent Accrued Benefit Cost	(326)	(90)	(1,088)	(597)
Intangible Asset	N/A	7	N/A	N/A
Minimum Pension Liability in Accumulated Other Comprehensive Income (pretax)	N/A	18	N/A	N/A

Amounts Recognized	$(333)	$382	$(1,088)	$(597)

Additional Amounts Recognized in Accumulated Other Comprehensive Income, Regulated Assets and Deferred Assets:
Net Transition Obligation	$—	N/A	$139	N/A
Prior Service Cost	51	N/A	122	N/A
Net Actuarial Loss	622	N/A	180	N/A

Total	$673	N/A	$441	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pension benefits table above provides information relating to the funded status of all qualified and nonqualified pension plans and other postretirement benefit plans on an aggregate basis. The nonqualified pension plans are partially funded with Rabbi Trusts. In accordance with SFAS 87, the plan assets in the table above do not include the assets held in the Rabbi Trusts. The fair values of these assets are included on the Consolidated Balance Sheets. For additional information see Rabbi Trusts below.

Accumulated Benefit Obligation

The accumulated benefit obligation (ABO) for all PSEG’s defined benefit pension plans was $3.2 billion for both December 31, 2006 and 2005.

The following table provides the PBO, ABO, and fair value of plan assets for pension plans with an ABO in excess of plan assets.

	December 31,
	2006	2005
	(Millions)
Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation	$151	$127
Accumulated Benefit Obligation	$141	$98
Fair Value of Assets	$36	$13

The following table provides the components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(Millions)
Components of Net Periodic Benefit Cost:
Service Cost	$86	$90	$82	$18	$18	$22
Interest Cost	211	206	197	68	62	55
Expected Return on Plan Assets	(265)	(249)	(231)	(11)	(9)	(7)
Amortization of Net
Transition Obligation	—	—	—	28	27	27
Prior Service Cost	11	16	16	13	9	—
Actuarial Loss	54	46	38	8	2	—

Net Periodic Benefit Cost	$97	$109	$102	$124	$109	$97

Components of Total Benefit Expense:
Net Periodic Benefit Cost	$97	$109	$102	$124	$109	$97
Effect of Regulatory Asset	—	—	—	19	19	19

Total Benefit Expense Including Effect of Regulatory Asset	$97	$109	$102	$143	$128	$116

Amounts that are expected to be amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost in 2007 are as follows:

	Pension Benefits	Other Benefits
	2007	2007
	(Millions)
Estimated Amounts that will be Amortized from Accumulated Other Comprehensive Income/Loss into Net Periodic Benefit Cost in 2007:
Actuarial Loss	$22	$5
Prior Service Cost	$10	$13
Transition Obligation	$—	$27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the benefit obligations and net periodic benefit costs.

	Pension Benefits			Other Benefits

	2006	2005	2004	2006	2005	2004
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount Rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Rate of Compensation Increase	4.69%	4.69%	4.69%	4.69%	4.69%	4.69%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected Return on Plan Assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Rate of Compensation Increase	4.69%	4.69%	4.69%	4.69%	4.69%	4.69%
Assumed Health Care Cost Trend Rates as of December 31:
Administrative Expense				5.00%	5.00%	5.00%
Dental Costs				6.00%	6.00%	6.00%
Pre-65 Medical Costs
Immediate Rate				9.50%	9.50%	10.00%
Ultimate Rate				5.00%	5.00%	5.00%
Year Ultimate Rate Reached				2012	2011	2010
Post-65 Medical Costs
Immediate Rate				10.50%	10.50%	11.00%
Ultimate Rate				5.00%	5.00%	5.00%
Year Ultimate Rate Reached				2013	2012	2011
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs:
				(Millions)

Total of Service Cost and Interest Cost				$11	$11	$4
Postretirement Benefit Obligation				$134	$132	$57
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs:
Total of Service Cost and Interest Cost				$(9)	$(9)	$(3)
Postretirement Benefit Obligation				$(111)	$(109)	$(50)

Plan Assets

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31.

	As of December 31,

Investments	2006	2005
Equity Securities	63%	61%
Fixed Income Securities	29%	31%
Real Estate Assets	6%	6%
Other Investments	2%	2%

Total Percentage	100%	100%

PSEG utilizes an independent pension consultant to forecast returns, risk, and correlation of all asset classes in order to develop an optimal portfolio, which is designed to produce the maximum return opportunity per unit of risk. In 2002, PSEG completed its latest asset/liability study. The results from the study indicated that, in order to achieve the optimal risk/return portfolio, target allocations of 62% equity securities, 30% fixed income securities, 5% real estate investments, and 3% for other investments should be maintained. Derivative financial instruments are used by the plans’ investment managers primarily to rebalance the fixed income/equity allocation of the portfolio and hedge the currency risk component of the foreign investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected long-term rate of return on plan assets was 8.75% as of December 31, 2006. For 2007, the expected long-term rate of return on plan assets will remain at 8.75%. This expected return was determined based on the study discussed above and considered the plans’ historical annualized rate of return since inception of the plans, which was an annualized return of 10.3%.

Plan Contributions

PSEG may contribute up to $70 million into its qualified pension plans and postretirement healthcare plan for calendar year 2007.

Cash Flows

Estimated Future Benefit Payments

The following pension benefit and postretirement benefit payments are expected to be paid to plan participants. Postretirement benefit payments are shown both gross and net of the federal subsidy expected for prescription drugs under the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act provides a nontaxable federal subsidy to employers that provide retiree prescription drug benefits that are equivalent to the benefits of Medicare Part D.

Year	Pension Benefits	Other Benefits
		Gross OPEB	Medicare Subsidy	Net OPEB
	(Millions)
2007	$207	$76	$(4)	$72
2008	211	79	(5)	74
2009	214	82	(5)	77
2010	219	84	(6)	78
2011	225	86	(6)	80
2012–2016	1,252	445	(36)	409

Total	$2,328	$852	$(62)	$790

Rabbi Trusts

PSEG maintains certain unfunded, nonqualified benefit plans for which certain assets have been set aside in grantor trusts commonly known as “Rabbi Trusts” to provide supplemental retirement and deferred compensation benefits to certain of its and its subsidiaries’ key employees and directors.

Effective January 1, 2003, PSEG began accounting for the assets in the Rabbi Trusts under SFAS 115. PSEG classifies investments in the Rabbi Trusts as available-for-sale under SFAS 115. The following tables show the fair values, gross unrealized gains and losses and amortized cost bases for the securities held in the Rabbi Trusts.

	As of December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Millions)
Equity Securities	$12	$3	$—	$15

Debt Securities
Government Obligations	85	—	—	85
Other Debt Securities	28	1	—	29

Total Debt Securities	113	1	—	114
Other Securities	15	—	—	15

Total Available-for-Sale Securities	$140	$4	$—	$144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Millions)
Equity Securities	$11	$1	$—	$12

Debt Securities
Government Obligations	68	—	1	67
Other Debt Securities	29	—	1	28

Total Debt Securities	97	—	2	95
Other Securities	12	—	—	12

Total Available-for-Sale Securities	$120	$1	$2	$119

In 2006, other-than-temporary impairments of $4 million were recognized on $73 million of debt securities, which was included in the Estimated Fair Value of Investments in Rabbi Trusts as of December 31, 2006.

	Years Ended December 31,
	2006	2005	2004
	(Millions)
Proceeds from Sales	$30	$100	$95
Gross Realized Gains	$—	$—	$3
Gross Realized Losses	$(1)	$(1)	$1

Net realized losses of $1 million were recognized in Other Deductions on PSEG’s Consolidated Statement of Operations for the year ended December 31, 2006. The available-for-sale debt securities held as of December 31, 2006, had the following maturities: $2 million less than one year, $33 million one to five years, $23 million five to 10 years, $9 million 10 to 15 years, $4 million 15 to 20 years, and $44 million over 20 years. The cost of these securities was determined on the basis of specific identification.

The estimated fair value of the Rabbi Trusts related to PSEG, PSE&G, Power and Energy Holdings are detailed as follows:

	As of December 31,
	2006	2005
	(Millions)
PSE&G	$54	$50
Power	43	26
Energy Holdings	12	10
Services	35	33

Total	$144	$119

401(k) Plans

PSEG sponsors two 401(k) plans, which are Employee Retirement Income Security Act (ERISA) defined contribution plans. Eligible represented employees of PSE&G, Power and Services participate in the PSEG Employee Savings Plan (Savings Plan), while eligible non-represented employees of PSE&G, Power, Energy Holdings and Services participate in the PSEG Thrift and Tax-Deferred Savings Plan (Thrift Plan). Eligible employees may contribute up to 50% of their compensation to these plans. Employee contributions up to 7% for Savings Plan participants and up to 8% for Thrift Plan participants are matched with Employer contributions of cash equal to 50% of such employee contributions. The amount paid for Employer matching contributions to the plans for PSEG, PSE&G, Power and Energy Holdings are detailed as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2006	2005	2004
	(Millions)
PSE&G	$15	$15	$15
Power	8	9	8
Energy Holdings	—	—	1
Services	4	4	3

Total Employer Matching Contributions	$27	$28	$27

PSEG, PSE&G, Power and Energy Holdings

The following represents the impact of applying the provisions of SFAS 158 on the respective Balance Sheets of Power, PSE&G and Energy Holdings as of December 31, 2006

	Before SFAS 158	SFAS 158 Adjustments	After SFAS 158
	(Millions)
PSE&G
Assets:
Regulatory Assets	$5,023	$671	$5,694
Other Special Funds	$299	$(246)	$53
Other Noncurrent Assets	$116	$(1)	$115
Liabilities and Equity:
Other Current Liabilities	$318	$4	$322
Deferred Income Taxes and ITC	$2,516	$1	$2,517
OPEB Costs	$599	$299	$898
Accrued Pension Costs	$14	$119	$133
Accumulated Other Comprehensive Income (net of tax)	$—	$1	$1
Power
Assets:
Goodwill	$55	$(4)	$51
Other Special Funds	$150	$(108)	$42
Liabilities and Equity:
Other Current Liabilities	$93	$2	$95
Deferred Income Taxes and ITC	$167	$(119)	$48
OPEB Costs	$35	$103	$138
Accrued Pension Costs	$31	$75	$106
Accumulated Other Comprehensive Loss (net of tax)	$(4)	$(173)	$(177)
Energy Holdings
Assets:
Goodwill	$535	$(1)	$534
Other Noncurrent Assets	$146	$(7)	$139
Liabilities and Equity:
Deferred Income Taxes and ITC	$1,928	$(3)	$1,925
Other Noncurrent Liabilities	$103	$(1)	$102
Accumulated Other Comprehensive Income (net of tax)	$107	$(4)	$103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension costs and OPEB costs for PSEG, PSE&G, Power and Energy Holdings are detailed as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004
	(Millions)
PSE&G	$49	$55	$52	$121	$112	$104
Power	30	33	31	16	12	9
Energy Holdings	2	2	2	—	—	—
Services	16	19	17	6	4	3

Total Benefit Expense	$97	$109	$102	$143	$128	$116

Note 17. Stock Based Compensation

PSEG

As approved at the Annual Meeting of Stockholders in 2004, PSEG’s 2004 Long-Term Incentive Plan (2004 LTIP) replaced prior Long-Term Incentive Plans (the 1989 LTIP and 2001 LTIP). The 2004 LTIP is a broad-based equity compensation program that provides for grants of various long-term incentive compensation awards, such as stock options, stock appreciation rights, performance shares, restricted stock, cash awards or any combination thereof. The types of long-term incentive awards that have been granted and remain outstanding under the LTIPs are non-qualified options to purchase shares of PSEG’s common stock, restricted stock awards and performance unit awards. However, since 2004 through December 31, 2006, only restricted stock has been granted.

The 2004 LTIP currently provides for the issuance of equity awards with respect to approximately 13 million shares of common stock. As of December 31, 2006, there were approximately 11.9 million shares available for future awards under the 2004 LTIP.

Stock Options

Under the 2004 LTIP, non-qualified options to acquire shares of PSEG common stock may be granted to officers and other key employees of PSEG and its subsidiaries selected by the Organization and Compensation Committee of PSEG’s Board of Directors, the plan’s administrative committee (Committee). Option awards are granted with an exercise price equal to the market price of PSEG’s common stock at the grant date. The options generally vest based on three to five years of continuous service. Vesting schedules may be accelerated upon the occurrence of certain events, such as a change- in-control, retirement, death or disability. Options are exercisable over a period of time designated by the Committee (but not prior to one year or longer than 10 years from the date of grant) and are subject to such other terms and conditions as the Committee determines. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of PSEG common stock.

On September 1, 2006, PSEG began using treasury stock to settle the exercise of stock options. Prior to September 1, 2006, PSEG had purchased shares on the open market to meet the exercise of stock options. For the years ended December 31, 2006, 2005 and 2004, PSEG paid out approximately $46 million, $72 million and $13 million, respectively, to settle the exercise of stock options.

Restricted Stock

Under the 2004 LTIP, PSEG has granted restricted stock awards to officers and other key employees. These shares are subject to risk of forfeiture until vested by continued employment. Restricted stock generally vests annually over three years, but is considered outstanding at the time of grant, as the recipients are entitled to dividends and voting rights. Vesting may be accelerated upon certain events, such as change in control (unless substituted with an equity award of equal value), retirement, death or disability.

In addition, from 1998 to 2001, PSEG granted 210,000 shares of restricted stock to a key executive, which are subject to risk of forfeiture until vested by continued employment. The shares vest on a staggered schedule through March 2007.

PSEG issues restricted stock from treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Units

Under the 2004 LTIP, performance units were granted to certain key executives, which provide for payment in shares of PSEG common stock based on achievement of certain financial goals over the three-year period from 2004 through 2006. The payout varies from 0% to 200% of the number of performance units granted depending on PSEG’s performance compared to the performance of other companies in the Dow Jones Utilities Index. The performance units are credited with dividend equivalents in an amount equal to dividends paid on PSEG common stock up until January 1, 2007. Vesting may be accelerated upon certain events such as change in control, retirement, death or disability.

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

Also prior to the adoption of SFAS 123R, PSEG recognized compensation expense for performance units. The fair value of each performance unit was based on the grant date fair value of PSEG common stock. The accrual of compensation cost was based on the probable achievement of the performance conditions, which result in a payout from 0% to 200% of the initial grant. The current accrual is estimated at 100% of the original grant. The accrual is adjusted for subsequent changes in the estimated or actual outcome.

Compensation cost from options, restricted stock and performance units is included in Operation and Maintenance Expense on PSEG’s Consolidated Statements of Operations and amounted to approximately $17 million, $6 million and $3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized on PSEG’s Consolidated Statements of Operations was approximately $7 million, $3 and $1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation cost capitalized as part of Property, Plant and Equipment was less than $1 million for each of the years ended December 31, 2006, 2005 and 2004. Of the total compensation cost for the years ended December 31, 2006, approximately $1 million, after-tax, related to the adoption of SFAS 123R, which was primarily due to expensing stock options for the first time. There was no impact on basic and diluted earnings per share from the implementation of SFAS 123R because there were a relatively small number of outstanding unvested stock options as of the implementation date.

Prior to the adoption of SFAS 123R, PSEG presented all tax benefits for deductions resulting from the exercise of share-based compensation as operating cash flows on the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the taxes expensed on recognized compensation cost to be reported as financing cash flows. There was approximately $15 million, $30 million and $5 million of excess tax benefits included as a financing cash inflow on the Consolidated Statement of Cash Flow for the years ended December 31, 2006, 2005 and 2004, respectively. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on Net Income and earnings per share if PSEG had applied the fair value recognition provisions of SFAS 123R for the years ended December 31, 2005 and 2004.

	For the Years Ended
	2005	2004
	(Millions, except per Share Data)
Net Income, as Reported	$661	$726
Add: Total Stock-Based Compensation Expensed During the Period, net of tax	4	2
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value-Based Method for All Awards, net of related tax effects	(6)	(6)

Pro Forma Net Income	$659	$722

Earnings Per Share:
Basic—as Reported	$2.75	$3.06
Basic—Pro Forma	$2.74	$3.05
Diluted—as Reported	$2.71	$3.05
Diluted—Pro Forma	$2.70	$3.03

Prior to the adoption of SFAS 123R, PSEG recognized the compensation cost of stock based awards issued to retirement eligible employees that fully or partially vest upon an employee’s retirement over the nominal vesting period of performance, and recognized any remaining compensation cost at the date of retirement. In accordance with SFAS 123R, PSEG recognizes compensation cost of awards issued after January 1, 2006 over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.

There were no options granted during 2005 or 2006. Changes in stock options for the years ended December 31, 2006 are summarized as follows:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Beginning of year	3,981,555	$41.07	7,690,902	$39.97	8,734,931	$39.37
Granted	—	—	—	—	863,700	43.87
Exercised	(2,151,287)	39.74	(3,707,347)	38.78	(1,539,966)	38.49
Canceled	(14,266)	42.75	(2,000)	46.06	(367,763)	41.26

End of year	1,816,002	$42.63	3,981,555	$41.07	7,690,902	$39.97

Exercisable at end of year	1,448,621	$42.52	3,171,589	$40.82	5,612,528	$40.05

Weighted average fair value of options granted during the year		$—		$—		$6.58

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2005	Weighted Average Exercise Price
$30.03–$35.03	161,042	5.6	32.61	161,042	32.61
$35.04–$40.03	3,000	2.0	39.31	3,000	39.31
$40.04–$45.04	887,383	6.3	41.50	609,347	41.27
$45.05–$50.05	764,577	4.7	46.06	675,232	46.03

$30.03–$50.05	1,816,002	5.6	42.63	1,448,621	42.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5.5	$43,131,961

Exercisable at December 31, 2006	5.2	$34,560,733

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2006. The following weighted average assumptions were used for grants in 2004: expected volatility of 26.74%, risk-free interest rate of 3.09%, expected life of 4.0 years. There was a weighted average dividend yield of 5.00% in 2004.

The intrinsic value of options is the difference between the current market price and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $56 million, $72 million and $13 million, respectively. During the years ended December 31, 2006, 2005 and 2004, cash received from stock options exercised was approximately $86 million, $141 million and $59 million, respectively. The tax benefit realized from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $13 million, $29 million and $5 million, respectively.

Approximately 1 million options vested during each of the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average fair value per share for options vested during the years ended December 31, 2006, 2005 and 2004 was $41.15, $38.26 and $36.54 respectively.

As of December 31, 2006, there was less than $1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of eight months.

Restricted Stock Information

Changes in restricted stock for the years ended December 31, 2006 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	466,744	$56.69
Granted	49,325	65.88
Vested	(188,299)	56.07
Canceled	(10,037)	59.30

Outstanding at December 31, 2006	317,733	$58.40	1.5	$21,091,117

The weighted average grant date fair value per share was $65.88, $57.46 and $42.75 for restricted stock awards granted during the years ended December 31, 2006, 2005 and 2004, respectively.

The total intrinsic value of restricted stock vested during the years ended December 31, 2006 and 2005 was approximately $2 million and $1 million, respectively.

As of December 31, 2006, there was approximately $14 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

Performance Units Information

In May 2004, 94,400 performance units were granted to certain key executives, which provide for payment in shares of PSEG Common Stock based on achievement of certain financial goals over the 2004 through 2006 three-year period. The number of units outstanding and unvested as of January 1, 2006 and December 31, 2006 was 83,600 and 82,700, respectively. 11,700 units were forfeited in 2005 and 900 in 2006. Approximately 9,500 dividend equivalents had accrued on these performance units. The grant date fair value of the performance units is $42.75 per unit.

Assuming performance units are paid out at the 100% performance level, the total intrinsic value of performance units outstanding as of December 31, 2006 was approximately $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outside Directors

During 2006, each director who was not an officer of PSEG or its subsidiaries and affiliates was paid an annual retainer of $50,000. Pursuant to the Compensation Plan for Outside Directors, 50% of the annual retainer was paid in PSEG common stock.

PSEG also maintains a Stock Plan for Outside Directors (Stock Plan) pursuant to which directors of PSEG who are not employees of PSEG or its subsidiaries receive a restricted stock award, currently 1,000 shares per year, for each year of service as a director. The restrictions on the stock granted under the Stock Plan provide that the shares are subject to forfeiture if the director leaves service at any time prior to the Annual Meeting of Stockholders following his or her 72nd birthday. This restriction would be deemed to have been satisfied if the director’s service were terminated after a “change in control” as defined in the Stock Plan or if the director were to die in office. PSEG also has the ability to waive this restriction for good cause shown. Restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions. Dividends on shares held subject to restrictions are paid directly to the director who has the right to vote the shares. The fair value of these shares is recorded as compensation expense on the Consolidated Statements of Operations. Compensation expense for the Stock Plan for each of the years ended December 31, 2006 and 2005 was approximately $1 million and less than $1 million for the year ended December 31, 2004.

Employee Stock Purchase Plan

PSEG maintains an employee stock purchase plan for all eligible employees of PSEG and its subsidiaries. Under the plan, shares of PSEG common stock may be purchased at 95% of the fair market value through payroll deductions. In any year, employees may purchase shares having a value not exceeding 10% of their base pay. During the years ended December 31, 2006, 2005 and 2004, employees purchased 60,351, 76,729, and 99,712 shares at an average price of $61.63, $54.00 and $40.59 per share, respectively. As of December 31, 2006, 1.8 million shares were available for future issuance under this plan.

Note 18. Financial Information by Business Segment

Basis of Organization

PSEG, PSE&G, Power and Energy Holdings

The reportable segments were determined by management in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). These segments were determined based on how management measures performance based on segment Net Income, as illustrated in the following table, and how it allocates resources to each business.

PSE&G

PSE&G earns revenue from its tariffs, under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also earned from several other activities such as sundry sales, the appliance service business, wholesale transmission services and other miscellaneous services.

Power

Power earns revenues by selling energy, capacity and ancillary services on a wholesale basis under contract to power marketers and to load serving entities and by bidding energy, capacity and ancillary services into the markets for these products. Power also enters into trading contracts for energy, capacity, firm transmission rights, gas, emission allowances and other energy-related contracts to optimize the value of its portfolio of generating assets and its electric and gas supply obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Holdings

Global

Global earns revenues from its investment in and operation of projects in the generation and distribution of energy, both domestically and internationally. Global has ownership interests in three distribution companies and in electric generation facilities which sell energy, capacity and ancillary services to numerous customers. The generation plants sell power under long-term agreements as well as on a merchant basis while the distribution companies are rate-regulated enterprises. Revenues include revenues of consolidated investments. Gains and losses on sales of investments are typically recognized in revenues.

Resources

Resources earns revenues from its passive investments in leveraged leases, limited partnerships, leveraged buyout funds and marketable securities. Approximately 95% of Resources’ investments are in leveraged leases. DSM investments earn revenues primarily from monthly payments from utilities, representing shared electricity savings from the installation of energy efficient equipment. Resources operates both domestically and internationally; however, revenues from all international investments are denominated in U.S. dollars. Gains and losses on sales of investments are typically recognized in revenues.

Other

Energy Holdings’ other activities include amounts applicable to Energy Holdings (parent company). The net losses primarily relate to financing and certain administrative and general costs at the Energy Holdings parent corporation.

Other

PSEG’s other activities include amounts applicable to PSEG (parent corporation), and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 21. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at the PSEG parent corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the segments of PSEG and its subsidiaries is detailed below:

	Energy Holdings
							Consolidated Total
	PSE&G	Power	Resources	Global	Other	Other
	(Millions)
For the Year Ended December 31, 2006:
Total Operating Revenues	$7,569	$6,057	$174	$1,174	$9	$(2,819)	$12,164
Depreciation and Amortization	620	140	11	41	—	20	832
Income from Equity Method Investments	—	—	—	120	—	—	120
Operating Income (Loss)	772	960	142	68	(6)	(1)	1,935
Interest Income	11	13	—	3	18	(10)	35
Net Interest Charges	346	148	51	133	19	111	808
Income (Loss) Before Income Taxes	448	878	85	(67)	(6)	(132)	1,206
Income Taxes	183	363	23	(58)	(4)	(53)	454
Income (Loss) From Continuing Operations	265	515	63	(11)	(3)	(77)	752
Loss from Discontinued Operations, net of Tax (including Gain (Loss) on Disposal)	—	(239)	—	226	—	—	(13)
Net Income (Loss)	265	276	63	215	(3)	(77)	739
Segment Earnings (Loss)	261	276	63	215	(3)	(73)	739
Gross Additions to Long-Lived Assets	$528	$418	$—	$62	$2	$5	$1,015
As of December 31, 2006:
Total Assets	$14,553	$8,146	$2,969	$3,118	$77	$(293)	$28,570
Investments in Equity Method Subsidiaries	$—	$16	$5	$818	$—	$—	$839
For the Year Ended December 31, 2005:
Total Operating Revenues	$7,514	$6,027	$247	$1,045	$10	$(2,679)	$12,164
Depreciation and Amortization	553	114	7	39	—	18	731
Income (Loss) from Equity Method Investments	—	—	(1)	125	—	—	124
Operating Income (Loss)	913	708	208	293	(11)	(17)	2,094
Interest Income	11	11	—	8	5	—	35
Net Interest Charges	342	100	73	138	2	129	784
Income (Loss) Before Income Taxes	583	752	130	147	(8)	(158)	1,446
Income Taxes	235	318	38	34	(3)	(62)	560
Income (Loss) From Continuing Operations	348	434	92	112	(5)	(95)	886
(Loss)/Income from Discontinued Operations, net of tax (including Loss on Disposal)	—	(226)	—	18	—	—	(208)
Cumulative Effect of a Change in Accounting Principle, net of tax	—	(16)	—	—	—	(1)	(17)
Net Income (Loss)	348	192	92	130	(5)	(96)	661
Segment Earnings (Loss)	344	192	92	127	(5)	(89)	661
Gross Additions to Long-Lived Assets	$498	$476	$3	$64	$—	$12	$1,053
As of December 31, 2005:
Total Assets	$14,297	$8,945	$2,871	$3,799	$385	$(476)	$29,821
Investments in Equity Method Subsidiaries	$—	$—	$15	$1,128	$—	$—	$1,143
For the Year Ended December 31, 2004:
Total Operating Revenues	$6,810	$5,166	$187	$639	$10	$(2,202)	$10,610
Depreciation and Amortization	523	98	5	39	—	18	683
Income from Equity Method Investments	—	—	1	118	—	—	119
Operating Income (Loss)	943	567	154	277	(13)	8	1,936
Interest Income	10	10	—	7	2	(8)	21
Net Interest Charges	362	90	81	138	4	99	774
Income (Loss) Before Income Taxes	592	594	71	141	(14)	(105)	1,279
Income Taxes	246	227	4	47	(6)	(34)	484
Income (Loss) From Continuing Operations	346	367	68	93	(10)	(69)	795
Loss from Discontinued Operations, net of tax	—	(59)	—	(10)	—	—	(69)
Net Income (Loss)	346	308	68	83	(10)	(69)	726
Segment Earnings (Loss)	342	308	65	69	(9)	(49)	726
Gross Additions to Long-Lived Assets	$420	$725	$4	$82	$—	$16	$1,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information for PSEG is disclosed below. The foreign assets and operations noted below relate solely to Energy Holdings.

	Revenues			Assets(A)
	December 31,			December 31,
	2006	2005	2004	2006	2005
	(Millions)
United States	$11,578	$11,652	$10,148	$24,862	$25,516
Foreign Countries	586	512	462	3,708	4,305

Total	$12,164	$12,164	$10,610	$28,570	$29,821

Identifiable assets in foreign countries include:
Chile	$1,441	$1,463
Netherlands	1,231	1,174
Poland	—	500
Peru	462	440
Austria	191	178
Italy	149	73
Brazil	—	223
Other	234	254

Total	$3,708	$4,305

(A)	Total assets are net of foreign currency translation adjustment of $111 million (after-tax) as of December 31, 2006 and $(44) million (after-tax) as of December 31, 2005.

As of December 31, 2006, Global and Resources had approximately $2.1 billion and $1.6 billion, respectively, of international assets. As of December 31, 2006, foreign assets represented 13% and 60% of PSEG’s and Energy Holdings’ consolidated assets, respectively, and the revenues related to those foreign assets contributed 5% and 40% to PSEG’s and Energy Holdings’ consolidated revenues, respectively, for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Property, Plant and Equipment and Jointly-Owned Facilities

Information related to Property, Plant and Equipment as of December 31, 2006 and 2005 is detailed below:

	PSE&G	Power	Energy Holdings	Other	PSEG Consolidated
	(Millions)
2006
Generation:
Fossil Production	$—	$4,342	$858	$—	$5,200
Nuclear Production	—	625	—	—	625
Nuclear Fuel in Service	—	479	—	—	479
Construction Work in Progress	—	361	3	—	364

Total Generation	—	5,807	861	—	6,668

Transmission and Distribution:
Electric Transmission	1,402	—	—	—	1,402
Electric Distribution	5,058	—	553	—	5,611
Gas Transmission	88	—	—	—	88
Gas Distribution	3,872	—	—	—	3,872
Construction Work in Progress	58	—	50	—	108
Plant Held for Future Use	24	—	—	—	24
Other	455	—	—	—	455

Total Transmission and Distribution	10,957	—	603	—	11,560

Other	104	61	242	216	623

Total	$11,061	$5,868	$1,706	$216	$18,851

2005
Generation:
Fossil Production	$—	$3,274	$750	$—	$4,024
Nuclear Production	—	606	—	—	606
Nuclear Fuel in Service	—	490	—	—	490
Construction Work in Progress	—	1,340	1	—	1,341

Total Generation	—	5,710	751	—	6,461

Transmission and Distribution:
Electric Transmission	1,333	—	—	—	1,333
Electric Distribution	4,841	—	561	—	5,402
Gas Transmission	75	—	—	—	75
Gas Distribution	3,687	—	—	—	3,687
Construction Work in Progress	58	—	26	—	84
Plant Held for Future Use	24	—	—	—	24
Other	487	—	—	—	487

Total Transmission and Distribution	10,505	—	587	—	11,092

Other	131	61	222	242	656

Total	$10,636	$5,771	$1,560	$242	$18,209

PSE&G and Power

PSE&G and Power have ownership interests in and are responsible for providing their share of the necessary financing for the following jointly-owned facilities. All amounts reflect the share of PSE&G’s and Power’s jointly-owned projects and the corresponding direct expenses are included in the Consolidated Statements of Operations as operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Ownership Interest	Plant	Accumulated Depreciation
		(Millions)
December 31, 2006
Power:
Coal Generating
Conemaugh	22.50%	$213	$105
Keystone	22.84%	$189	$84
Nuclear Generating
Peach Bottom	50.00%	$223	$121
Salem	57.41%	$541	$172
Nuclear Support Facilities	Various	$119	$15
Pumped Storage Facilities
Yards Creek	50.00%	$29	$22
Merrill Creek Reservoir	13.91%	$1	$—
PSE&G:
Transmission Facilities	Various	$116	$54
Linden SNG Plant	90.00%	$5	$6
December 31, 2005
Power:
Coal Generating
Conemaugh	22.50%	$212	$97
Keystone	22.84%	$173	$76
Nuclear Generating
Peach Bottom	50.00%	$268	$121
Salem	57.41%	$507	$174
Nuclear Support Facilities	Various	$120	$24
Pumped Storage Facilities
Yards Creek	50.00%	$28	$20
Merrill Creek Reservoir	13.91%	$1	$—
PSE&G:
Transmission Facilities	Various	$115	$52
Linden Synthetic Natural Gas (SNG) Plant	90.00%	$5	$6

Power

Power holds undivided ownership interests in the jointly-owned facilities above, excluding related nuclear fuel and inventories. Power is entitled to shares of the generating capability and output of each unit equal to its respective ownership interests. Power also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. Power’s share of expenses for the jointly-owned facilities is included in the appropriate expense category.

Power’s subsidiary, Nuclear, co-owns Salem and Peach Bottom with Exelon Generation. Nuclear is the owner-operator of Salem and Exelon Generation is the operator of Peach Bottom. A committee appointed by the co-owners reviews/approves major planning, financing and budgetary (capital and operating) decisions. Operating decisions within the above guidelines are made by the owner-operator.

Reliant Energy, Inc. is a co-owner and the operator for Keystone Generating Station and Conemaugh Generating Station. A committee appointed by all co-owners makes all planning, financing and budgetary (capital and operating) decisions. Operating decisions within the above guidelines are made by Reliant Energy, Inc.

Power is a co-owner in the Yards Creek Pumped Storage Generation Facility. First Energy Corporation is also a co-owner and the operator of this facility. First Energy submits separate capital and Operations and Maintenance budgets, subject to the approval of Power.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power is a minority owner in the Merrill Creek Reservoir and Environmental Preserve in Warren County, New Jersey. Merrill Creek Reservoir is the owner-operator of this facility. The operator submits separate capital and Operations and Maintenance budgets, subject to the approval of the non-operating owners.

All owners receive revenues, Operations and Maintenance and capital allocations based on their ownership percentages. Each owner is responsible for any financing with respect to its pro rata share of capital expenditures.

Note 20. Selected Quarterly Data (Unaudited)

PSEG, PSE&G, Power and Energy Holdings

The information shown below, in the opinion of PSEG, PSE&G, Power and Energy Holdings, includes all adjustments, consisting only of normal recurring accruals, necessary to fairly present such amounts.

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Millions, where applicable)
PSEG Consolidated:
Operating Revenues	$3,461	$3,199	$2,556	$2,327	$3,212	$3,164	$2,935	$3,474
Operating Income	528	630	176	340	799	598	432	527
Income from Continuing Operations	208	288	(5)	99	376	272	173	227
Income/(Loss) from Discontinued Operations, including Loss on Disposal, net of tax	(5)	(3)	214	(181)	(2)	(19)	(220)	(5)
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	—	—	—	(17)
Net Income (Loss)	203	285	209	(82)	374	253	(47)	205
Earnings Per Share:
Basic:
Income from Continuing Operations	0.83	1.21	(0.02)	0.42	1.49	1.13	0.69	0.92
Net Income	0.81	1.20	0.83	(0.34)	1.48	1.06	(0.18)	0.84
Diluted:
Income from Continuing Operations	0.82	1.19	(0.01)	0.41	1.49	1.11	0.69	0.92
Net Income	0.81	1.18	0.83	(0.34)	1.48	1.03	(0.18)	0.83
Weighted Average Common Shares Outstanding:
Basic	251	238	251	239	252	239	252	245
Diluted	252	242	252	243	252	244	253	248

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Millions)
PSE&G:
Operating Revenues	$2,293	$2,144	$1,490	$1,397	$1,870	$1,800	$1,916	$2,173
Operating Income	225	287	136	164	237	273	174	189
Income from Continuing Operations	78	118	34	49	88	115	65	66
Net Income	78	118	34	49	88	115	65	66
Earnings Available to PSEG	77	117	33	48	87	114	64	65

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Millions)
Power:
Operating Revenues	$1,967	$1,730	$1,129	$1,054	$1,455	$1,419	$1,506	$1,824
Operating Income	217	210	162	109	391	201	190	188
Income from Continuing Operations	121	123	86	64	206	135	102	112
Loss from Discontinued Operations, including Loss on Disposal, net of tax	(9)	(15)	(9)	(191)	(1)	(10)	(220)	(10)
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	—	—	—	(16)
Net Income (Loss)	112	108	77	(127)	205	125	(118)	86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Millions)
Energy Holdings:
Operating Revenues	$312	$313	$367	$270	$401	$334	$277	$385
Operating Income	90	134	(124)	75	173	129	65	152
Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principle	28	67	(105)	12	101	48	25	72
Income/(Loss) on Disposal of Discontinued Operations, including Loss from Discontinued Operations, net of tax benefit	4	12	223	10	—	(9)	(1)	5
Net Income	32	79	118	22	101	39	24	77
Earnings Available to PSEG	32	77	118	21	101	39	24	77

PSE&G

As disclosed in Note 1. Organization and Summary of Significant Accounting Policies, certain amounts have been reclassified to conform to the current presentation. Such reclassifications primarily relate to recording revenues and expenses related to a certain contract at PSE&G on a net basis versus gross. The amounts in the tables above for PSEG and PSE&G reflect the reduction of $46 million, $44 million and $57 million in both Operating Revenues and Energy Costs for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006, respectively; and $80 million, $50 million, $44 million and $40 million for the quarters ended December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, respectively, with no impact on Operating Income.

Note 21. Related-Party Transactions

The majority of the following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

BGSS and BGS Contracts

PSE&G and Power

PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements through March 31, 2012 and year-to-year thereafter.

Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

The amounts which Power charged to PSE&G for BGS and BGSS are presented below:

	Billings for the Years Ended December 31,
	2006	2005	2004
	(Millions)
BGS	$793	$497	$359
BGSS	$1,995	$2,127	$1,784

As of December 31, 2006 and 2005, Power had receivables from PSE&G of approximately $370 million and $454 million, respectively, primarily related to the BGS and BGSS contracts. These transactions were properly recognized on each company’s stand-alone financial statements and were eliminated when preparing PSEG’s Consolidated Financial Statements.

In addition, as of December 31, 2006 PSE&G had a payable to Power of approximately $174 million as of December 31, 2005. PSE&G had a receivable from Power of approximately $152 million related to gas supply hedges Power entered into for BGSS. For additional information, see Note 12. Commitments and Contingent Liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services

PSE&G, Power and Energy Holdings

Services provides and bills administrative services to PSE&G, Power and Energy Holdings. In addition, PSE&G, Power and Energy Holdings have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies. The billings for administrative services and payables are presented below:

	Services Billings for the Years Ended December 31,			Payable to Services as of December 31,
	2006	2005	2004	2006	2005
	(Millions)
PSE&G	$215	$209	$208	$41	$34
Power	$137	$154	$150	$21	$21
Energy Holdings	$17	$19	$18	$2	$2

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

PSE&G, Power and Energy Holdings had (payables to) receivables from PSEG related to taxes as follows:

	(Payable to) Receivable from PSEG as of December 31,
	2006	2005
	(Millions)
PSE&G	$(63)	$(59)
Power	$(28)	$4
Energy Holdings	$(10)	$(12)

Affiliate Loans and Advances

PSEG and Power

As of December 31, 2006 and December 31, 2005, Power had a demand note payable to PSEG of approximately $54 million and $202 million, respectively, for short-term funding needs. Interest Income and Interest Expense relating to these short term funding activities was immaterial.

PSEG and Energy Holdings

As of December 31, 2006 and 2005, Energy Holdings had a demand note receivable due from PSEG of $28 million and $409 million, respectively. These notes reflect the investment of Energy Holdings’ excess cash with PSEG. Interest Income related to these borrowings for the years ended December 31, 2006 and 2005 was $18 million and $4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G and Services

As of each of December 31, 2006 and 2005, PSE&G had advanced working capital to Services of approximately $33 million. The amount is included in Other Noncurrent Assets on PSE&G’s Consolidated Balance Sheets.

Power and Services

As of each of December 31, 2006 and 2005, Power had advanced working capital to Services of approximately $17 million. The amount is included in Other Noncurrent Assets on Power’s Consolidated Balance Sheets.

Changes in Capitalization

PSE&G

PSE&G paid common stock dividends of approximately $200 million and $100 million to PSEG in 2006 and 2004, respectively.

Power

PSEG contributed capital of approximately $300 million to Power during 2004.

Energy Holdings

During 2006, 2005, and 2004 Energy Holdings made cash distributions to PSEG totaling $520 million, $412 million and $491 million, respectively, in the form of returns of capital preference unit redemptions, preference unit distributions and ordinary unit distributions.

Credit Agreements with The Bank of New York (BONY)

Thomas A. Renyi, a director of PSEG, is Chairman of the Board and Chief Executive Officer of BONY, a participant in three credit facilities of PSEG and its subsidiaries. Each of these facilities, and BONY’s participation, was made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to BONY, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Other

PSEG and PSE&G

As of December 31, 2006 and 2005, PSE&G had net receivables from PSEG of approximately $3 million and $6 million, respectively, related to amounts that PSEG had collected on PSE&G’s behalf.

PSEG and Power

As of December 31, 2006 and 2005, Power had net receivables from PSEG of less than $1 million and approximately $2 million, respectively, related to amounts that PSEG had collected on Power’s behalf.

Energy Holdings and PSE&G

As of December 31, 2006 and December 31, 2005, Energy Holdings had a receivable of approximately $1 million and $3 million, respectively, related to efficiency incentive initiatives performed for PSE&G’s customers. Energy Holdings recorded revenues for such services of approximately $10 million, $22 million and $26 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Guarantees of Debt

Each series of Power’s Senior Notes and Pollution Control Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries as well as Power’s non-guarantor subsidiaries as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	(Millions)
For the Year Ended December 31, 2006:
Revenues	$—	$7,030	$139	$(1,112)	$6,057
Operating Expenses	1	6,102	107	(1,113)	5,097

Operating Income	(1)	928	32	1	960
Equity Earnings (Losses) of Subsidiaries	284	(252)	—	(32)	—
Other Income	171	199	6	(219)	157
Other Deductions	(2)	(88)	(1)	—	(91)
Interest Expense	(188)	(133)	(44)	217	(148)
Income Taxes	12	(377)	1	1	(363)
Income (Loss) on Discontinued Operations, Including Loss on Disposal, net of tax benefit	—	7	(247)	1	(239)

Net Income (Loss)	$276	$284	$(253)	$(31)	$276

As of December 31, 2006:
Current Assets	$1,982	$3,416	$531	$(3,441)	$2,488
Property, Plant and Equipment, net	150	3,226	854	—	4,230
Investment in Subsidiaries	4,287	201	—	(4,488)	—
Noncurrent Assets	173	1,398	79	(222)	1,428

Total Assets	$6,592	$8,241	$1,464	$(8,151)	$8,146

Current Liabilities	$97	$3,179	$1,251	$(3,443)	$1,084
Noncurrent Liabilities	253	776	12	(220)	821
Long-Term Debt	2,818	—	—	—	2,818
Member’s Equity	3,424	4,286	201	(4,488)	3,423

Total Liabilities and Member’s Equity	$6,592	$8,241	$1,464	$(8,151)	$8,146

For the Year Ended December 31, 2006:
Net Cash Provided By (Used In) Operating Activities	$1,105	$1,076	$14	$(1,152)	$1,043
Net Cash (Used In) Provided By Investing Activities	$(605)	$(1,016)	$25	$1,206	$(390)
Net Cash Used In Financing Activities	$(500)	$(55)	$(39)	$(54)	$(648)
For the Year Ended December 31, 2005:
Revenues	$—	$6,955	$137	$(1,065)	$6,027
Operating Expenses	—	6,288	95	(1,064)	5,319

Operating Income	—	667	42	(1)	708
Equity Earnings (Losses) of Subsidiaries	218	(213)	—	(5)	—
Other Income	138	185	2	(138)	187
Other Deductions	—	(42)	(1)	—	(43)
Interest Expense	(142)	(84)	(14)	140	(100)
Income Taxes	(22)	(288)	(8)	—	(318)
Loss on Discontinued Operations, Including Loss on Disposal, net of tax benefit	—	7	(233)	—	(226)
Cumulative Effect of a Change in Accounting Principle, net of tax	—	(15)	(1)	—	(16)

Net Income (Loss)	$192	$217	$(213)	$(4)	$192

As of December 31, 2005:
Current Assets	$2,584	$2,623	$911	$(2,876)	$3,242
Property, Plant and Equipment, net	143	3,271	807	—	4,221
Investment in Subsidiaries	3,507	453	—	(3,960)	—
Noncurrent Assets	179	1,600	16	(313)	1,482

Total Assets	$6,413	$7,947	$1,734	$(7,149)	$8,945

Current Liabilities	$695	$3,212	$1,146	$(2,876)	$2,177
Noncurrent Liabilities	63	1,267	96	(312)	1,114
Long-Term Debt	2,817	—	—	—	2,817
Member’s Equity	2,838	3,468	492	(3,961)	2,837

Total Liabilities and Member’s Equity	$6,413	$7,947	$1,734	$(7,149)	$8,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	(Millions)
For the Year Ended December 31, 2005:
Net Cash (Used In) Provided By Operating Activities	$(943)	$(371)	$1,050	$400	$136
Net Cash (Used In) Provided By Investing Activities	$(157)	$133	$37	$(255)	$(242)
Net Cash Provided By (Used In) Financing Activities	$1,100	$235	$(1,087)	$(144)	$104
For the Year Ended December 31, 2004:
Revenues	$—	$6,137	$122	$(1,093)	$5,166
Operating Expenses	—	5,603	88	(1,092)	4,599

Operating Income	—	534	34	(1)	567
Equity Earnings in Subsidiaries	295	(54)	—	(241)	—
Other Income	101	161	1	(96)	167
Other Deductions	—	(49)	—	(1)	(50)
Interest Expense	(118)	(57)	(11)	96	(90)
Income Taxes	30	(238)	(19)	—	(227)
Loss on Discontinued Operations	—	—	(58)	(1)	(59)

Net Income (Loss)	$308	$297	$(53)	$(244)	$308

For the Year Ended December 31, 2004:
Net Cash Provided By (Used In) Operating Activities	$121	$(34)	$78	$342	$507
Net Cash (Used In) Provided By Investing Activities	$(121)	$(83)	$(158)	$(248)	$(610)
Net Cash (Used In) Provided By Financing Activities	$—	$(199)	$80	$205	$86

Note 23. Subsequent Events

Energy Holdings:

Global

From about 1995 through 2001, Global and its partners expended approximately $12 million towards the construction of a power plant in the Konya-Ilgin region of Turkey. In 2001, Turkey passed legislation and otherwise deprived Global of rights and fair and equitable treatment and expropriated Global’s Concession contract for the power plant project without compensation, despite the Turkish Government’s obligation to compensate Global for its costs under the existing contract and Turkish law. In 2002, Global initiated arbitration before the International Centre for Settlement of International Disputes seeking return of sunk costs, lost profits, interest and attorney fees and costs. A decision in this matter was made in January 2007 under which the Turkish Government will be required to pay approximately $20 million for sunk costs, interest and arbitration fees. After legal contingency fees, Global expects to receive approximately $7 million, after tax, for its share of the project. Global expects to receive payment in the second quarter of 2007.

Resources

In 2001, Resources made an investment of $14 million in a collateralized bond obligation fund (CBO fund) which was managed by Credit Suisse First Boston LLC and Credit Suisse First Boston (Europe) Limited (collectively, CSFB). Resources was an equal 33% partner in the CBO fund with the CIT Group and Dana. In 2002, the CBO fund was liquidated and Resources recovered a portion of its original investment. Resources and its partners filed claims against CSFB for lost interest and principal of its investment. The case was settled in January 2007 and Resources received $11 million, recording an after-tax gain of approximately $4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

PSEG, PSE&G, Power and Energy Holdings

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSEG, PSE&G, Power and Energy Holdings

PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to each company, including their respective consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of each company by others within those entities. PSEG, PSE&G, Power and Energy Holdings have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer of each respective company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2006 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in these annual reports.

Internal Controls

PSEG, PSE&G, Power and Energy Holdings

PSEG has conducted an assessment of its internal control over financial reporting as of December 31, 2006 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on PSEG’s internal control over financial reporting is included on page 194. The Independent Registered Public Accounting Firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of PSEG’s internal control over financial reporting is included on page 195. Management has concluded that internal control over financial reporting is effective as of December 31, 2006.

PSEG, PSE&G, Power and Energy Holdings continually review their respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting. However, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PSEG, PSE&G, Power and Energy Holdings

None.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Public Service Enterprise Group (PSEG) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and implemented by the company’s management and other personnel, with oversight by the Audit Committee of the Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).

PSEG’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of PSEG’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of PSEG are being made only in accordance with authorizations of PSEG’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PSEG’s assets that could have a material effect on the financial statements.

In connection with the preparation of PSEG’s annual financial statements, management of PSEG has undertaken an assessment, which includes the design and operational effectiveness of PSEG’s internal control over financial reporting using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2006 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2006.

PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2006 included in this annual report on Form 10-K and, as part of that audit, have issued a report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ E. JAMES FERLAND Chief Executive Officer
/s/ THOMAS M. O’FLYNN Chief Financial Officer

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Public Service Enterprise Group Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, and included explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 27, 2007

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Executive Officers

PSEG, PSE&G, Power and Energy Holdings

The Executive Officers of each of PSEG, PSE&G, Power and Energy Holdings, respectively, are set forth below, as indicated for each individual.

Name	Age as of December 31, 2006	Office	Effective Date First Elected to Present Position
E. James Ferland(1)(2)(3)(4)	64	Chairman of the Board and Chief Executive Officer (PSEG)	October 2006 to present
		Chairman of the Board, President and Chief Executive Officer (PSEG)	July 1986 to October 2006
		Chairman of the Board and Chief Executive Officer (PSE&G)	July 1986 to present
		Chairman of the Board and Chief Executive Officer (Energy Holdings)	June 1989 to present
		Chairman of the Board and Chief Executive Officer (Power)	June 1999 to present
		Chairman of the Board and Chief Executive Officer (Services)	November 1999 to present
Thomas M. O’Flynn(1)(2)(3)(4)	46	Executive Vice President and Chief Financial Officer (PSEG)	July 2001 to present
		Executive Vice President—Finance (Services)	July 2001 to present
		Executive Vice President and Chief Financial Officer (Energy Holdings)	August 2002 to present
		Executive Vice President and Chief Financial Officer (Power)	February 2002 to present
		Executive Vice President and Chief Financial Officer (PSE&G)	January 2007 to present
		President and Chief Operating Officer (Energy Holdings)	February 2007 to present
Ralph Izzo(1)	49	President and Chief Operating Officer (PSEG)	October 2006 to present
		President and Chief Operating Officer (PSE&G)	October 2003 to October 2006
		Vice President—Utility Operations (PSE&G)	June 2002 to October 2003
		Vice President—Special Projects (Services)	September 2001 to June 2002
Ralph LaRossa(2)	43	President and Chief Operating Officer (PSE&G)	October 2006 to present
		Vice President Electric Delivery (PSE&G)	August 2003 to October 2006
		Vice President Delivery Operations Support (PSE&G)	January 2003 to August 2003
		Director Distribution Operations (PSE&G)	June 2001 to January 2003
Frank Cassidy(1)(3)	60	President and Chief Operating Officer (Power)	June 1999 to present
Robert J. Dougherty, Jr.(1)(4)(5)	55	President and Chief Operating Officer (Energy Holdings)	January 1997 to February 2007
		Vice President (PSEG)	March 1995 to February 2007
		President (Global)	August 2003 to February 2007

Name	Age as of December 31, 2006	Office	Effective Date First Elected to Present Position
R. Edwin Selover(1)(2)(3)	61	Executive Vice President and General Counsel (PSEG)	December 2006 to present
		Senior Vice President and General Counsel (PSEG)	April 2002 to December 2006
		Vice President and General Counsel (PSEG)	April 1988 to April 2002
		Executive Vice President and General Counsel (PSE&G)	December 2006 to present
		Senior Vice President and General Counsel (PSE&G)	January 1988 to December 2006
		Executive Vice President and General Counsel (Power)	December 2006 to present
		Senior Vice President and General Counsel (Services)	November 1999 to December 2006
Derek M. DiRisio(1)(2)(3)(4)	42	Vice President and Controller (PSEG)	January 2007 to present
		Vice President and Controller (PSE&G)	January 2007 to present
		Vice President and Controller (Power)	January 2007 to present
		Vice President and Controller (Energy Holdings)	January 2007 to present
		Vice President and Controller (Services)	January 2007 to present
		Assistant Controller Enterprise (Services)	July 2004 to January 2007
		VP Planning and Analysis (Energy Holdings)	March 2004 to July 2004
		Vice President and Controller (Energy Holdings)	June 1998 to March 2004
Patricia A. Rado(1)(2)(3)(4)(6)	64	Vice President and Controller (PSEG)	April 1993 to January 2007
		Vice President and Controller (PSE&G)	April 1993 to January 2007
		Vice President and Controller (Power) Controller (Energy Holdings)	June 1999 to January 2007
		Vice President and Controller (Services)	November 1999 to January 2007
Elbert C. Simpson	58	President and Chief Operating Officer (Services)	January 2007 to present
		Senior Vice President Information Technology (Services)	May 2002 to January 2007
		Senior Vice President Chief Administrative Officer (Nuclear)	July 1999 to May 2002
Robert E. Busch(1)(2)(6)	60	President and Chief Operating Officer (Services)	April 2001 to January 2007
		Senior Vice President and Chief Financial Officer (PSE&G)	June 1998 to January 2007
Harold W. Borden Jr.(3)(6)	62	Vice President and General Counsel (Power)	June 1999 to January 2007
Morton A. Plawner(1)(2)(3)	59	Treasurer (PSEG)	April 1998 to present
		Vice President and Treasurer (PSE&G)	April 1998 to present
		Vice President and Treasurer (Power)	June 1999 to present
Kevin J. Quinn (3)	50	President (ER&T)	January 2007 to present
		Vice President Corporate Planning (Services)	April 2000 to January 2007
Steven R. Teitelman(3)(6)	60	President (ER&T)	June 1999 to January 2007
		Vice President—Energy Resources and Trading (PSE&G)	August 1997 to August 2002
Michael J. Thomson(3)	48	President (Fossil)	August 2003 to present
		President (Global)	January 1997 to July 2003
Matthew McGrath (4)	43	President (Global)	December 2006 to present
		Vice President, Chief Operating Officer and General Counsel (Global)	September 2005 to December 2006
		Vice President General Counsel (Global)	February 2002 to September 2005
Eileen A. Moran(4)	52	President (Resources)	May 1990 to present
		President (EGDC)	January 1997 to present
Miriam E. Gilligan(4)	55	Vice President—Finance and Treasurer (Energy Holdings)	December 2001 to present
		Vice President (Services)	December 2001 to present

(1)	Executive Officer of PSEG

(2)	Executive Officer of PSE&G

(3)	Executive Officer of Power

(4)	Executive Officer of Energy Holdings

(5)	Retired in February 2007

(6)	Retired in January 2007

On February 22, 2007, PSEG announced the election of Ralph Izzo as Chairman of the Board and Chief Executive Officer of PSEG. Mr. Izzo has also been elected as Chairman of the Board and Chief Executive Officer of PSEG’s subsidiaries, PSE&G Power and Energy Holdings. These actions are effective as of April 1, 2007. See Executive Officers table, above, for additional information regarding Mr. Izzo’s background with PSEG and its subsidiaries and Item 11. Executive Compensation for a discussion of the material terms of his employment agreement.

It was also announced that E. James Ferland, the current Chairman of the Board and Chief Executive Officer of PSEG, PSE&G, Power and Energy Holdings is scheduled to retire effective March 31, 2007 and that he submitted his resignation as a director of PSEG, PSE&G, Power and Energy Holdings, also effective March 31, 2007.

Directors

PSEG

The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2007 Annual Meeting of Stockholders, and directors whose terms will continue beyond the meeting, and (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the headings ‘Election of Directors’ and Section 16(a) “Beneficial Ownership Reporting Compliance” in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 5, 2007 and which information set forth under said heading is incorporated herein by this reference thereto.

PSE&G

CAROLINE DORSA has been a director of PSE&G since February 2003. Age 47. Director of PSEG. Has been Senior Vice President and Treasurer of Avaya, Inc., of Basking Ridge, New Jersey (global provider of business communications applications, systems and services) since February 2007. Was Vice President and Treasurer of Merck & Co., Inc., Whitehouse Station, New Jersey from December 1996 to January 2007. Was Treasurer from January 1994 to November 1996 and Executive Director of the U.S. Human Health Marketing subsidiary of Merck & Co., Inc. from June 1992 to January 1994.

E. JAMES FERLAND has been a director of PSE&G since July 1986. For additional information, see Executive Officers table, above.

ALBERT R. GAMPER, JR. has been a director of PSE&G since December 2000. Age 64. Director of PSEG. Until retirement, was Chairman of the Board of The CIT Group, Inc. of Livingston, New Jersey (a commercial finance company) from July 2004 until December 2004. Was Chairman of the Board and Chief Executive Officer of The CIT Group, Inc. from September 2003 to July 2004. Was Chairman of the Board, President and Chief Executive Officer of The CIT Group, Inc. from June 2002 to September 2003. Was President and Chief Executive Officer of The CIT Group, Inc. from February 2002 to June 2002. Was President and Chief Executive Officer of Tyco Capital Corporation from June 2001 to February 2002. Was Chairman of the Board, President and Chief Executive Officer of The CIT Group, Inc. from January 2000 to June 2001, and President and Chief Executive Officer of The CIT Group, Inc. from December 1989 to December 1999.

CONRAD K. HARPER has been a director of PSE&G since May 1997. Age 66. Director of PSEG. Of Counsel to the law firm of Simpson Thacher & Bartlett LLP, New York, New York since January 2003. Was a partner from October 1996 to December 2002 and from October 1974 to May 1993. Was Legal Adviser,

United States Department of State from May 1993 to June 1996. Director of New York Life Insurance Company.

RALPH IZZO has been a director of PSE&G since October 2006. For additional information, see Executive Officers table above.

Power

FRANK CASSIDY has been a director of Power since June 1999. For additional information, see Executive Officers table above.

E. JAMES FERLAND has been a director of Power since June 1999. For additional information, see Executive Officers table above.

RALPH IZZO has been a director of Power since October 2006. For additional information, see Executive Officers table above.

THOMAS M. O’FLYNN has been a director of Power since July 2001. For additional information, see Executive Officers table above.

R. EDWIN SELOVER has been a director of Power since July 1999. For additional information, see Executive Officers table above.

Energy Holdings

FRANK CASSIDY has been a director of Energy Holdings since January 2000. For additional information, see Executive Officers table above.

E. JAMES FERLAND has been a director of Energy Holdings since June 1989. For additional information, see Executive Officers table above.

RALPH IZZO has been a director of Energy Holdings since October 2006. For additional information, see Executive Officers table above.

THOMAS M. O’FLYNN has been a Director of Energy Holdings since July 2001. For additional information, see Executive Officers table above.

R. EDWIN SELOVER has been a Director of Energy Holdings since January 2000. For additional information, see Executive Officers table above.

PSEG, PSE&G, Power and Energy Holdings

Code of Ethics

PSEG has its Standards of Integrity (Standards) as a code of ethics applicable to it and its subsidiaries, including PSE&G, Power, Energy Holdings and Services. The Standards are an integral part of PSEG’s business conduct compliance program and embody the commitment of PSEG and its subsidiary companies to conduct operations in accordance with the highest legal and ethical standards. The Standards apply to all of PSEG’s directors, employees (including PSEG’s, PSE&G’s, Power’s, Energy Holdings’ and Services’ respective principal executive officer, principal financial officer, principal accounting officer or Controller and persons performing similar functions), contractors and consultants, worldwide. Each such person is responsible for understanding and complying with the Standards. The Standards are posted on PSEG’s website, www.pseg.com/investor/governance. We will also send you a copy on request.

The Standards establish a set of common expectations for behavior to which each employee must adhere in dealings with investors, customers, fellow employees, competitors, vendors, government officials, the media and all others who may associate their words and actions with PSEG. The Standards have been developed to provide reasonable assurance that, in conducting PSEG’s business, employees behave ethically and in accordance with the law and do not take advantage of investors, regulators or customers through manipulation, abuse of confidential information or misrepresentation of material facts.

Any amendment (other than technical, administrative or non-substantive) to or a waiver from the Standards that applies to any director or PSEG’s, PSE&G’s, Power’s, Energy Holdings’ or Services’ principal executive officer, principal financial officer, principal accounting officer or Controller, or persons performing similar functions and that relates to any element enumerated by the SEC, will be posted on PSEG’s website, www.pseg.com/investor/governance.

ITEM 11. EXECUTIVE COMPENSATION

PSEG

The information required by Item 11 of Form 10-K is set forth under the heading “Executive Compensation” in PSEG’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 5, 2007 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

COMPENSATION COMMITTEE REPORT

The Organization and Compensation Committee of the Board of Directors of PSEG has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10- K with management and with Frederic W. Cook, Co., Inc., the Committee’s independent compensation consultant. Based on such review and discussions the Organization and Compensation Committee has recommended to the Board of Directors of PSE&G that the Compensation Discussion and Analysis be included in PSE&G’s Annual Report on Form 10-K.

Shirley Ann Jackson, Chair
Ernest H. Drew
Conrad K. Harper
William V. Hickey
Thomas A. Renyi

February 22, 2007

COMPENSATION DISCUSSION AND ANALYSIS

The Company is a wholly-owned subsidiary of PSEG and as such has no standing committees of its Board of Directors. Executive compensation is administered under the direction of the Organization and Compensation Committee (Committee) of PSEG, which oversees compensation programs and policies for PSEG and its subsidiaries. In light of responsibilities of the Committee, the Board of Directors of PSE&G does not believe it is necessary for it to have a separate committee of its own with respect to compensation matters. The Committee is made up of directors who are independent under NYSE rules and the Company’s requirements for independent directors.

The executive officers named in the Summary Compensation Table (NEOs) for PSE&G are as follows: Mr. Ferland, the Chairman and Chief Executive Officer (CEO), who is also the Chairman and CEO of PSEG; Mr. Izzo, who was President and Chief Operating Officer (COO) until September 30, 2006, after which he became President and COO of PSEG; Mr. LaRossa, the President and COO since October 1, 2006; Mr. Selover, the Executive Vice President and General Counsel, who is also the Executive Vice President and General Counsel of PSEG; Mr. Busch, the Senior Vice President and Chief Financial Officer, who retired effective January 18, 2007; and Ms. Rado, the Vice President and Controller, who retired effective January 2, 2007. Under the compensation program administered by the Committee, each NEO is compensated on the basis of all positions he or she holds with PSEG and its subsidiaries, including PSE&G. Mr. Ferland will retire from all positions within the PSEG family of companies effective March 31, 2007. At that time, Mr. Izzo will become the Chairman and CEO of PSEG and PSE&G.

Compensation Philosophy and Program

Our Executive Compensation Program (Program) is designed to attract, motivate and retain high performing executives who are critical to our long-term success. The Program is structured to link executive compensation to how successfully we execute our business plans and meet a number of corporate, financial and operational goals. This design is intended to provide executives increased compensation when we do well and to provide less compensation when we do not.

As discussed below under Committee Activity, the Committee has been engaged since the fourth quarter of 2006 in a comprehensive review of executive compensation, including an analysis of its compensation philosophy and its use of consultants.

The Committee’s general philosophy is to set compensation of executive officers at the median of compensation of a peer group of companies. The Committee’s specific policies and benchmarking are discussed below.

The Committee reviews the philosophy, goals and objectives of the Program at least annually. In assessing their continued appropriateness, the Committee examines our success and the contributions of the individual executives in achieving our business plans. The Committee considers the motivational impact of the Program as an incentive in attaining desired business results and in the continued ability to attract and retain high-quality executives. Key factors in judging whether the Program has met its goals are the Program’s relationship to our financial results, our future outlook and our ability to attract and retain key executive talent.

The Committee has the responsibility to review, approve and modify, as necessary, our Program and each of its constituent elements.

Compensation Consultant

In October 2006, the Committee engaged Frederic W. Cook & Co., Inc. (Cook) as its executive compensation consultant to perform a comprehensive review of PSEG’s approach to and delivery of executive compensation. The scope of the assignment also included review of the CEO’s and other executive officers’ specific compensation levels, including analysis of competitive market data and the mix of base salary, equity, incentive and other payments. The results of the review were used in setting executive officer compensation for 2007.

Cook does not and will not perform any other services for PSEG. Its only roles will be advising the Committee on executive compensation, and also the PSEG Corporate Governance Committee on matters pertaining to compensation of directors who are not executive officers. Responsibility for assignment to and evaluation of work by Cook is solely that of the Committee and, beginning in April 2007 with respect to non-officer directors, the Corporate Governance Committee. In furtherance of Cook’s independence, management receives copies of certain materials provided by Cook to the Committee only after the materials have been provided to the Committee.

In setting executive base pay levels for 2006 and awards made in January 2006 for 2005 performance under the annual management incentive compensation program (MICP), the Committee utilized Hewitt Associates, Inc. (Hewitt) as its executive compensation consultant. Hewitt provided data as to executive compensation trends and to assist in establishing the CEO’s compensation and in reviewing the CEO’s recommendations for the compensation of other executive officers.

PSEG pays the fees of the compensation consultants retained by the Committee. In addition, it has agreed to indemnify Cook for certain matters related to Cook’s engagement by the Committee, other than matters involving negligence or intentional misconduct by Cook.

Committee Activity

In setting 2006 and 2007 compensation, the Committee examined the following elements of compensation: base salary, award targets and performance criteria under the annual management incentive compensation plan (MICP) and equity and any other long-term incentive compensation awards under the long-term incentive compensation plan (LTIP).

Following Cook’s review of executive compensation, the Committee, in January 2007, considered the recommendations of Cook with regard to compensation design and effectiveness, compensation for the CEO and the NEOs, certain other officers and directors. As a result, the Committee determined to:

•	Change the peer group of companies (the peer groups appear below under Benchmarking) with respect to which executive compensation comparisons would be made to more closely align PSEG with its market contemporaries;

•

Change the form of long-term equity awards from one-third each for options, restricted stock and performance units (restricted stock only during the pendency of the proposed Exelon merger), to one-half each options and performance units for executive officers and one-half each performance units and restricted stock for other key employees;

•	Change the procedure for conveyance of the consultant’s compensation information so that the Committee would receive the data prior to management receiving it; and

•	Replace the PSEG Directors’ Stock Plan with a new equity compensation plan for outside directors.

The Committee also considered compensation recommendations for the NEOs made by the consultant and the CEO. Based on this review and the recommendations, the Committee, in conjunction with all the independent directors, established 2007 base compensation levels for the CEO and the COO of PSEG. The Committee also established the 2007 base compensation levels for the other NEOs and certain other officers based on recommendations by the CEO. Also in January 2007, the Committee certified the achievement of performance goals and determined the amounts earned and payable under the MICP with respect to 2006 performance.

In reviewing and establishing compensation levels for 2007, the Committee used the revised comparison peer group. The Committee’s decisions in determining compensation for 2006 and 2007, were made independent of prior equity awards, outstanding performance units, pensions or future compensation opportunities.

Compensation Policies

PSEG and the Committee have established compensation policies to implement the compensation philosophy stated above. To meet our compensation objectives and to focus executive efforts on improving corporate performance, the Committee has developed and currently administers pay delivery systems that fall into three broad categories:

•	Base salary;

•	Annual cash incentive compensation, including annual performance-based incentives; and

•	Long-term incentive compensation, including equity and performance awards, such as restricted stock, stock options and performance units.

Each of these elements of compensation, including our related policies regarding determination and evaluation, is discussed further below. Our policy is to provide a mix of these elements in the proportion best designed, as determined by the Committee, to achieve our compensation objectives. The Committee annually reviews the relationships among these elements, including cash, equity, performance-based pay, incentives, amount at risk and vesting schedules. The Committee does not have specific proportional factors it takes into account when establishing these elements.

In addition to the above elements of compensation, our practice has been to provide the following benefits (described more fully below) to non-represented employees generally, including the NEOs:

•	Post-employment and post-termination benefits, including defined benefit (pension) plans and severance and change-in-control benefits;

•	Health care programs;

•	Employee Stock Purchase Plan (for the purchase of PSEG Common Stock (Common Stock) at a 5% discount); and

•	A defined contribution (401(k)) plan (the Thrift Plan).

Executive and other key employees are provided with certain additional benefits, such as deferred compensation opportunities, enhanced post-employment benefits and a limited number of perquisites, in amounts deemed appropriate by the Committee and management based on the individual’s position and ability to contribute to achievement of our business goals.

Except for certain employment agreements with senior managers, described below, or with respect to certain benefits resulting from a termination of employment following a change in control for certain executive officers covered under PSEG’s Key Executive Severance Plan, also described below, we generally do not provide a tax gross-up of benefit amounts deemed to be taxable income under federal or state income tax laws and regulations.

Role of Executive Officers

The CEO attends Committee meetings, other than executive sessions, generally acting as Secretary for the Committee. Other executive officers and internal compensation professionals may attend portions of Committee meetings. The CEO recommends the compensation of his direct reports within an overall base salary budget and the Committee considers these recommendations in the context of the peer group. This includes base salary, incentive compensation targets for the MICP and the LTIP, goals and objectives and performance evaluation. Management’s data provided to the Committee generally includes a recommendation with respect to CEO compensation which, historically, has reflected the average base compensation adjustment and average MICP multiplier of other officers.

The design and effectiveness of compensation policies and programs are reviewed by the CEO periodically in light of general industry and peer trends, and recommendations for changes are made to the Committee as deemed advisable by the CEO. The CEO reviews such compensation matters with our internal compensation professionals and other consultants. The Committee believes that the role played by the CEO in this process is reasonable and appropriate because the CEO is best suited to evaluate the performance of his direct reports.

Benchmarking

As an important element, the Committee sets executive cash compensation so as to be competitive with other large energy services corporations.

The Committee looks at each element of cash compensation within the peer group as well as total compensation within the peer group. General industry data is also taken into consideration for certain positions where the talent pool falls outside of the energy sector. Such positions may include the finance, human resources, accounting and information technology fields. For 2006, the following peer group was used:

AES Corporation
Ameren Corporation
American Electric Power Company, Inc.
CenterPoint Energy, Inc.
CMS Energy Corporation
Consolidated Edison, Inc.
Constellation Energy Group, Inc.
Dominion Resources, Inc.
DTE Energy Company
Duke Energy Corporation
Edison International
Entergy Corporation
Exelon Corporation
FirstEnergy Corp.
FPL Group, Inc.
JEA
ONEOK, Inc.
PG&E Corporation
Pepco Holdings, Inc.
PPL Corporation
Progress Energy, Inc.
Reliant Resources, Inc.
Sempra Energy
Tennessee Valley Authority
The Southern Company
The Williams Companies, Inc.
TXU Corp.
WPS Resources Corporation
Xcel Energy Inc.

In determining executive compensation for 2007, the following group of energy services firms with reported net income averaging about $1 billion/year and market capitalization averaging about $16 billion was used. PSEG’s net income and market capitalization are approximately at the median of this group and we believe that this group is more closely aligned with PSEG.

AES Corporation
American Electric Power Company, Inc.
Consolidated Edison, Inc.
Dominion Resources, Inc.
Duke Energy Corporation
Edison International
Entergy Corporation
Exelon Corporation
FirstEnergy Corp.
FPL Group, Inc.
PG&E Corporation
Progress Energy, Inc.
Sempra Energy
The Southern Company
The Williams Companies, Inc.
TXU Corp.
Xcel Energy Inc.

As an initial positioning, the Committee targets the 50th percentile of relative positions within this group for total cash compensation, which is considered the total of salary and annual cash incentive compensation. The “mix” of total cash compensation for each of the executive positions is surveyed from this peer group. The reported pay structure from the competitive analysis is used as a general guideline in determining the appropriate mix of compensation among base salary, annual incentive opportunity and long-term compensation opportunity. There is no predetermined formula regarding the allocation of salary and incentives. The mix of incentives is selected so as to be reflective of the competitive practice found in this group for each of the pay components listed above.

Compensation Components

Base Salary

The NEOs’ base salary levels are reviewed annually by the Committee using a budget it establishes for merit increases and salary survey data provided by external compensation consultants. Market competitive base salary levels are determined and established for all covered executive positions as well as for other officers. Annually, the individual performance of the executives with respect to corporate performance criteria is determined and taken into account when setting salaries against the competitive market data. Such corporate performance criteria include attainment of business unit plans and financial targets, as well as individual measures for each NEO related to such person’s area of responsibility. In addition, factors such as leadership ability, managerial skills and other personal aptitudes and attributes are considered. Base salaries for satisfactory performance are targeted at the median (50th percentile) of the competitive market. Generally, for 2006, base salaries as a group were increased 3.6% from 2005 levels to reflect general market adjustments for comparable positions.

The Committee attempts to assure that annual salary determinations, on average, fall within the range of median base salaries provided to executives in the peer panel that have duties and responsibilities similar to those of our executive officers. Differences are primarily driven by the executive’s individual performance and experience.

Base salaries and base salary adjustments for individual NEOs other than the CEO are determined relative to the recommendations of the CEO, considering the individual’s level of responsibilities, sustained performance over time and results during the immediately preceding year and the executive’s pay in relation to the market median. Performance metrics included achievement of business plans, safety and operational results, customer satisfaction, regulatory outcomes and other factors.

For fiscal year 2006, the base salary of E. James Ferland, Chairman of the Board and CEO, based on overall performance and consideration of market data, was set at a rate of $1,120,000 or a 3.7% increase over the rate for 2005, which was approximately the median of base salary provided to CEO’s of other large energy services organizations. In determining base salary for the CEO, individual performance in relation to corporate performance factors such as achievement of business plans, financial results, safety, human resources management, nuclear operations and civic leadership was considered. For 2007, until Mr. Ferland’s retirement on March 31st, he will be paid a salary at the annual rate of $1,160,000. On his election as President and COO of PSEG in October 2006, Ralph Izzo’s annual base salary rate was set at $700,000. For 2007, Mr. Izzo’s annual rate of base salary as COO of PSEG was increased to $725,000. The annual rate of base salary for 2007 for Mr. Selover is $505,000 and for Mr. LaRossa is $380,000. Mr. Busch and Ms. Rado both retired in January 2007.

Annual Cash Incentive Compensation

The MICP, which was approved by stockholders in 2004, is an annual cash incentive compensation program for executive and other officers. To support the performance based objectives of our compensation program, corporate and business unit goals and measures are established each year based on factors deemed necessary to achieve strategic financial and non-financial business objectives. The goals and measures are established by the CEO for the NEO’s reporting to him, and for all other officers by the individual to whom he or she reports. The goals and measures applicable to each NEO for 2006 are further discussed below.

The MICP was designed to comply with Section 162(m) of the Internal Revenue Code, which, as explained below, limits the Federal income tax deduction for compensation in excess of certain limits. The MICP sets a maximum award fund in any year of 2.5% of PSEG’s net income. The CEO’s maximum award cannot exceed 10% of the award fund and the maximum award for each other participant cannot exceed 90% of the award fund divided by the number of participants, other than the CEO, for that year. For 2006 performance under the MICP, these limits were $18,475,000 for the total award pool (of which $7,919,300 was awarded), $1,847,500 for the CEO’s maximum award and $437,600 for each other participant’s maximum award.

Subject to the overall maximums stated above, NEOs are eligible for annual incentive compensation based on a combination of the achievement of individual performance goals by each officer which determines his/her Individual Performance Factor, as adjusted by overall corporate performance, as measured by the Corporate Factor. The Corporate Factor is a financial measure, PSEG’s Return on Equity (ROE), which is a relative performance assessment comparing PSEG’s ROE against the median ROE performance of energy companies that comprise the Dow Jones Utility Index (DJUI). This Corporate Factor is the significant determinant of MICP awards. A maximum award is based on a comparative performance factor of 1.5 and is achieved if PSEG’s annual ROE, as measured on September 30, exceeds the median ROE performance of the group of energy companies that make up the DJUI by five hundred basis points. The minimum award threshhold, based on a comparative performance factor of 0.5, is reached if PSEG’s ROE is not more than five hundred basis points below the DJUI median. Actual incentive awards for participants in the MICP are computed as follows: (A) the participant’s Target Award Amount (% of base salary) is multiplied by (B) the participant’s Individual Performance Factor (0.0 to 1.5), which, in turn, is multiplied by (C) the Corporate Factor to arrive at the Final Award. In no case, however, may a Final Award exceed the lesser of (i) 1.5 times the participant’s Target Award Amount or (ii) the maximum amount allowed for that participant under the total award pool for that year.

Individual Performance Goals for NEOs include the following measures: OSHA safety performance, operational performance, customer satisfaction, operations and environmental performance and compliance. Each NEO position has a targeted incentive award established by the Committee at the beginning of each year ranging from 35% (increased to 40% for 2007) to 100% of base salary. Annual incentive awards are intended to provide a competitive level of compensation if the corporation meets its financial goals and the NEO achieves his or her business unit specific and individual goals. Since MICP targets are set as a percentage of base salary, increases in salary affect target bonuses. The goals and measures applicable to each NEO for 2006 are further discussed on page 213.

For the 2006 performance year, based on PSEG’s ROE of 15.3%, as compared with the median ROE of the companies comprising the DJUI of 13.4%, the Corporate Factor applied to MICP participants was 1.19. Also for 2006, Mr. Ferland’s final award was limited to an overall performance factor of 1.5, the maximum allowed, which was also the average overall performance factor of his direct reports. The MICP awards of the NEOs for 2006 are shown below in the Summary Compensation Table. The Committee made its determinations regarding MICP awards for the 2006 performance year in January of 2007. Payment was made as soon as practicable thereafter.

Long-Term Incentive Compensation

The LTIP was approved by PSEG’s stockholders at the 2004 Annual Meeting. To permit flexibility, the LTIP provides for different forms of equity awards including:

•	stock options (the right to purchase shares of Common Stock at a stated price);

•	restricted stock (shares of Common Stock subject to forfeiture if certain service requirements or other restrictions are not met); during the restriction period, recipients of shares of restricted stock may exercise full voting rights with respect to those shares and are entitled to receive all dividends on the shares; and

•	performance units (the right to receive a stated number of shares of Common Stock or cash based upon the value of such stated number of shares upon the attainment of certain performance goals).

NEOs, other officers and other key employees, as selected by the Committee, are eligible to participate in the LTIP.

This plan is designed to attract and retain qualified personnel for positions of substantial responsibility, to motivate participants toward goal achievement by means of appropriate incentives, to achieve long-range corporate goals, to provide incentive compensation opportunities that are competitive with those of other similar companies and to align participants’ interests with those of our stockholders.

The exercise price of any stock option granted under the LTIP may not be below the closing price of Common Stock on the date of grant, no repricing may be done without stockholder approval and no discounted options may be granted. Performance goals are used for any performance based awards.

Neither options nor performance units were granted to NEOs in 2005 and 2006. All grants made were restricted stock awards because the Committee determined that this type of award was most compatible with the proposed merger with Exelon. In January 2005, LTIP awards were made with respect to 2005 compensation and in December 2005, LTIP awards were made with respect to 2006 compensation.

For 2007 grants, the Committee determined that senior officers, including the NEOs, would be granted a long-term award consisting of 50% performance shares and 50% non-qualified stock options. For other participants, 2007 awards would consist of 50% performance shares and 50% restricted stock. The Committee structured the grants in this manner to increase the performance related nature of the grants to senior officers.

Grant levels are determined by the Committee based upon several factors including the value of long-term incentive awards made by firms in the peer group to executives in similar positions and whose cash compensation is similar to each NEO as well as the individual’s ability to contribute to PSEG’s overall success. The level of grants is reviewed annually by the Committee. In general, when making LTIP grants, the Committee’s determinations are made independently from any consideration of the individual’s prior LTIP awards.

The CEO determines his recommendations for the size of LTIP grants for NEOs and each other participant by averaging the median of long-term incentive grants for a comparable position in the peer group and the median of long-term incentive grants for comparable levels of base salary for positions within the peer group. In making his recommendation for the size of a particular LTIP grant for each NEO, the CEO adjusts this average to reflect the individual’s performance and ability to contribute to PSEG’s long-term value.

PSEG has not granted stock options to NEOs since early 2004, shortly after PSEG’s stockholders approved the LTIP at the 2004 Annual Meeting. Generally, the Committee considers changes regarding executive officer salary adjustments, short-term cash incentive goals and equity compensation grants at its December meeting each year. However, because of the ongoing review of executive compensation by Cook at year-end 2006, LTIP awards for 2007 were not made until January 2007. For future years, the Committee intends to resume its practice of making compensation decisions and LTIP grants within the same period, generally around December of each year. The Committee expects this practice to be followed without consideration of the timing of release of earnings or other non-public information.

The following table discloses LTIP awards made by the Committee to the NEOs in February 2007:

Name	Stock Options (#)	Performance Units (#)
Ferland	44,000	7,800
Izzo	70,000	12,300
Busch	0	0
Selover	26,000	4,600
Rado	0	0
LaRossa	26,000	4,600

The Stock Options granted have a term of ten years and an exercise price of $65.85 (the closing price on the date of grant). The right to exercise one-quarter of the stock options vests on each of December 31, 2007, 2008, 2009 and 2010.

The performance units are subject to the achievement of certain performance goals related to PSEG’s performance with respect to Total Shareholder Return and ROE relative to the companies in the DJUI over a performance period ending on December 31, 2009.

Other Executive Compensation Programs

Retirement

We provide certain retirement benefits to maintain practices that are competitive with companies with which we compete for executive talent. In addition to the qualified pension plan, we maintain supplemental plans to provide competitive retirement benefits. These benefits are described below under Pension Benefits.

Severance and Change in Control Benefits

We provide for severance benefits in the event of certain employment terminations. These benefits are available to officers, including the NEOs, in order to be competitive with the companies with which we compete for executive talent. We also provide severance benefits upon a change in control to officers, including the NEOs, and to certain key executive level employees. A change in control is by its nature disruptive to an organization and to many executives. Such executives are frequently key players in the success of organizational change. To assure the continuing performance of such executives in the face of a possible termination of employment in the event of a change in control, PSE&G deems it prudent to provide a competitive severance package. In addition, some executives, not a key party to such transaction, may have their employment terminated following its completion. A severance plan with benefits applicable upon a change in control is an important element for attracting and retaining key executives. These benefits are described below under Potential Payments upon Termination of Employment or Change in Control.

Perquisites

We also provide certain perquisites that PSEG believes are reasonable to maintain compensation practices that are competitive with companies with which we compete for executive talent. These include automobile use, financial planning services, annual physical examinations, spousal travel to accompany executive officers on business trips, PSEG-purchased tickets to entertainment and sporting events, home security, home computer services and chartered air travel. These perquisites are described in the Summary Compensation Table.

Stock Ownership Guidelines

To encourage equity ownership of Common Stock by our officers, PSEG has established guidelines for stock ownership over a reasonable period of time as follows:

•	CEO: 5x salary;

•	President/Chief Operating Officer and Executive Vice President: 3x salary;

•	Senior Vice President: 2x salary; and

•	Vice President: 1x salary.

In fulfilling the stock ownership guidelines, the executive may count all stock owned directly and beneficially. All restricted stock whether or not vested may be included. Also included are shares held in the Thrift Plan. Stock options and performance units are not counted.

PSEG’s Insider Trading Policy prohibits the pledging or hedging of such shares.

The Stock Ownership Guidelines will be reviewed annually by the Committee.

In making 2007 grants under the LTIP, the stock ownership policy was not a factor considered by the Committee.

The following table shows, for each NEO, the dollar amount of stock ownership required by the Stock Ownership Guidelines and the dollar amount of these actual stock holdings as of February 16, 2007 (see Security Ownership of Directors, Management and Certain Beneficial Owners):

Name	Ownership Guideline	Dollar Value of Shares Held[1]
Ferland	$5,600,000	$28,488,187
Izzo	$2,175,000	$5,217,687
Selover	$1,515,000	$1,754,625
Busch	$1,215,000	$1,241,740
Rado	$285,000	$563,323
LaRossa	$1,140,000	$392,490

[1]	Value shown based upon the closing price of $73.69 on February 16, 2007.

Accounting and Tax Implications

The Committee has considered the effect of the adoption of FAS 123R (see Notes 2 and 17 of the Notes to Consolidated Financial Statements included in this Form 10-K) regarding the expensing of stock options in determining the nature of the grants under the LTIP.

The Committee considers the tax-deductibility of our compensation payments. Section 162(m) of the Internal Revenue Code (IRC) generally denies a deduction for United States federal income tax purposes for compensation in excess of $1 million for persons named in the proxy statement, except for compensation pursuant to shareholder-approved performance-based plans. Stockholder approval of the LTIP and MICP was received at PSEG’s 2004 Annual Meeting of Stockholders. As a result, performance-based compensation under these plans is not now subject to the limitation on deductions contained in Section 162(m) of the IRC.

In 2006, Messrs. Ferland and Izzo had compensation (consisting of base salary and the taxable value of restricted stock that vested during the year) in excess of the amount deductible under Section 162(m) of the IRC. The Committee will continue to evaluate executive compensation in light of Section 162(m) of the IRC. For 2007, the Committee has determined to make all awards to NEO’s under the LTIP performance-based.

In light of Section 162(m), as well as certain New York Stock Exchange rules, the Committee’s general policy is to present all incentive compensation plans in which executive officers participate to stockholders for approval prior to implementation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)[1]	Option Awards ($)[2]	Non-Equity Incentive Plan Compensation ($)[3]		Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)[4]	All Other Compensation ($)[5,6]	Total ($)
E. James Ferland	2006	1,115,816	[7]	0	5,166,867	109,350	1,680,000	[8]	821,233	279,035	9,172,301
Chairman of the Board and Chief Executive Officer[9]
Ralph Izzo	2006	559,920		0	778,585	272,836	437,600	[8]	620,394	49,038	2,718,373
President and Chief Operating Officer of PSEG[10]
R. Edwin Selover	2006	473,225	[11]	0	425,019	17,819	356,300		494,725	46,989	1,814,077
Executive Vice President and General Counsel
Robert E. Busch	2006	403,487		0	703,800	16,200	303,800		324,000	61,770	1,813,057
Senior Vice President and Chief Financial Officer[12]
Patricia A. Rado	2006	283,934		0	302,073	6,155	149,600		173,129	46,595	961,486
Vice President and Controller[13]
Ralph A. LaRossa	2006	238,720		0	155,230	4,536	176,400		135,000	38,826	748,712
President and Chief Operating Officer[14]

[1]

The amount shown reflects the expense included on PSE&G Financial Statements for 2006 related to restricted stock awards and performance units granted in current or prior years under the LTIP and still outstanding as determined under Financial Accounting Standard (FAS)123R. The fair value at the grant date of the number of shares of equity awards granted in 2006 is shown below in the Grants of Plan-Based Awards Table. Generally, restricted stock awards vest one-third annually and, during the restricted period, earn dividends as declared on the Common Stock.

Under their terms, all shares of restricted stock vest upon retirement. For Mr. Busch and Ms. Rado, in accordance with FAS 123R, a portion of the market value of unvested shares of restricted stock was recognized in 2006 and reflected in the amount shown. The amount expensed by PSE&G was accelerated to reflect earlier vesting following their announcements of anticipated retirement dates.

Performance units are denominated in shares of Common Stock and are subject to achievement of certain performance goals over a three-year period and are payable as determined by PSEG in shares of stock or cash. For a discussion of the assumptions made in valuation see Note 17 of the Notes to the Consolidated Financial Statements included in PSEG’s 2006 Annual Report on Form 10-K.

The respective amounts attributable to restricted stock and performance units are as follows:

	Ferland	Izzo	Selover	Busch	Rado	LaRossa
Restricted Stock	$4,813,839	$691,123	$372,541	$656,093	$282,195	$140,918
Performance Units	$353,028	$87,462	$52,477	$47,707	$19,878	$14,312

[2]	Expense of options granted in current or prior years under the LTIP and still outstanding as determined under FAS 123R. The fair value at the grant date of the number of shares of equity awards granted in 2006 is shown below in the Grants of Plan-Based Awards Table.

[3]	Amounts awarded were earned under the MICP and determined and paid in the following year.

[4]

Includes change in actuarial present value of accumulated benefit under defined benefit pension plans between 12/31/05 and 12/31/06 determined by calculating the benefit under the applicable plan benefit formula for each of the plans, based on credited service and earnings in effect at the respective measurement dates. These changes are:

Ferland	Izzo	Selover	Busch	Rado	LaRossa
$708,000	$601,000	$469,000	$324,000	$160,000	$135,000

 Includes interest earned under the Deferred Compensation Plan at Prime plus 1/2%, to the extent that it exceeds 120% of the applicable long-term rate. These amounts are:

Ferland	Izzo	Selover	Busch	Rado	LaRossa
$113,233	$19,394	$25,725	$0	$13,129	$0

[5]	Includes perquisites and personal benefits which include (a) automobile, gas, parking and maintenance, (b) financial planning services, (c) physical examinations and related transportation, (d) home computer and related services, (e) home security systems, (f) airline clubs, (g) travel on chartered aircraft, (h) spousal travel and (i) personal/family entertainment. We compute the aggregate incremental cost to PSEG by estimating the amount by which the value of the benefit provided exceeds whatever reimbursement for such expenses the NEO would ordinarily been entitled to claim under established business expense policies. For automobiles, the lease value of the vehicle was used; for parking, the amount charged back to the NEO’s business unit for the space was used; for the driver, actual compensation and benefit expense was used; for gasoline and maintenance, estimates were used based on the vehicle’s annual mileage. For each NEO, the amount that exceeded the greater of $25,000 or 10% of his total perquisite and personal benefit amount is shown in the following chart:

	Ferland	Izzo	Selover	Busch	Rado	LaRossa
Automobile, Gas & Parking[a]	$159,671	$27,858	$26,414	$24,481	$24,485	$28,140

[a]	Mr. Ferland receives the services of a driver for business, commuting and occasional personal use.

In addition, the Company chartered aircraft to transport Mr. Ferland on some occasions when business needs precluded Mr. Ferland from taking commercial flights, which Mr. Ferland had scheduled for personal reasons. The cost to PSEG of such charters was $87,797. Mr. Selover traveled with Mr. Ferland on two such trips.

[6]	Includes the following employer contributions to Thrift and Tax-Deferred Savings Plan:

Ferland	Izzo	Selover	Busch	Rado	LaRossa
$6,600	$8,803	$8,806	$8,804	$7,969	$8,804

[7]	Includes $780,000 deferred under the Deferred Compensation Plan.

[8]	Entire amount was deferred under the Deferred Compensation Plan.

[9]	Will retire effective March 31, 2007.

[10]

Was President and COO of PSE&G through September 30, 2006. Was elected President and COO of PSEG effective October 1, 2006. Was elected Chairman of the Board and CEO of PSEG and PSE&G, effective April 1, 2007.

[11]	Includes $39,000 deferred under the Deferred Compensation Plan.

[12]	Retired effective January 18, 2007.

[13]	Retired effective January 2, 2007.

[14]	Elected President and COO of PSE&G effective October 1, 2007.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date[1]	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[2]			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
E. James Ferland	N/A	560,000	1,120,000	1,680,000	0	0		0	0	0	0	0
Ralph Izzo	10/2/06	177,500	455,000	632,500	0	3,125	[3]	0	0	0	0	189,656
R. Edwin Selover	N/A	118,750	237,500	356,250	0	0		0	0	0	0	0
Robert E. Busch	N/A	101,250	202,500	303,750	0	0		0	0	0	0	0
Patricia A. Rado	N/A	49,875	99,750	149,625	0	0		0	0	0	0	0
Ralph A. LaRossa	10/2/06	72,187	144,375	216,562	0	2,400	[4]	0	0	0	0	145,656

[1]	Relates to equity awards.

[2]	Represents possible payouts under MICP for 2006 performance. The actual awards were made in January 2007 and reported in the Summary Compensation Table.

[3]

Shares of restricted stock awarded under the LTIP. Granted to reflect election as Chief Operating Officer of PSEG based on benchmark peer group and pro-rated for October election. One-third of the restricted stock award vests on the each of December 20, 2006, 2007 and 2008.

[4]	Shares of restricted stock awarded under the LTIP.

Material Factors Concerning Awards Shown in Summary Compensation Table, Grants of Plan-Based Awards Table and Employment Agreements

MICP

The Plan-based awards for annual incentive compensation included in the Summary Compensation Table were paid in 2007 with respect to 2006 performance under the terms of the MICP. The range of possible awards for each NEO in relation to his Target Award is set forth in the Grants Based Awards Table above. The results of individual performance goals are multiplied by the overall corporate performance factor and applied against the individual’s performance target (see Compensation Discussion and Analysis for an explanation of how the MICP works).

Mr. Ferland’s 2006 MICP award was $1,680,000. The Organization and Compensation Committee evaluates Mr. Ferland’s performance based on overall corporate performance plus the relative performance of his direct reports taken as a group.

Mr. Izzo’s 2006 MICP award was $437,600 and was limited by the maximum award allowed for participants in the MICP other than the CEO (see Compensation Discussion and Analysis for an explanation). Mr. Izzo had eight performance goals for 2006, with the preponderance related to business integration planning for the proposed merger with Exelon and contingency planning in the event of a merger termination. His other goals included responsibility for developing a corporate-wide financial plan for 2007-2011, providing programs to improve employee health and safety and increasing diversity in employee recruitment and retention.

Mr. Selover’s 2006 MICP award was $356,250. Mr. Selover had five performance goals for 2006, with the preponderance related to legal support of the merger preparation and integration planning processes. His other goals related to support for maintaining the business of PSEG on a stand alone basis in event of a merger termination; restart of operations on merger termination and improving quality of the legal and environmental services to the operating companies.

Mr. Busch’s 2006 MICP award was $303,750. Mr. Busch had two performance goals for 2006, both related to the performance of Services. The first related to maintaining the day-to-day operations, including staffing levels, of Services during the merger integration process to enable it to support the operating companies effectively. The second was to demonstrate, through client surveys, improvements in accuracy, responsiveness, innovation and value of the services provided to the operating companies.

Ms. Rado’s 2006 MICP award was $149,600. Ms. Rado had two performance goals for 2006. The first related to maintaining the design and integrity of PSEG’s financial systems and processes during the merger integration process. The second related to alignment of PSEG’s purchase accounting and accounting policy systems in anticipation of the merger close.

Mr. LaRossa’s 2006 MICP award was $176,400. Mr. LaRossa had four performance goals for 2006, each related to the operations of PSE&G. One related to customer satisfaction as measured by customer survey responses; another related to workforce safety as measured by OSHA incident results; a third related to reliability of electric service measured by scores on availability indices and the last related to managing capital and O&M expenditures with target levels of $362.7 million for capital expenditures and $295.2 million for O&M expenditures.

LTIP

As discussed in the Compensation Discussion and Analysis, no LTIP awards were made to NEOs in 2006, except for an award of 3,125 shares of restricted stock to Mr. Izzo upon his election as President and COO of PSEG in October 2006. The award was determined based on the proportionate difference between the restricted stock award he received in December 2005 as President and COO of PSE&G and the award he would have received had he been President and COO of PSEG at that time.

While no Performance Unit Awards were made during 2006, the performance measurement period with respect to Performance Unit Awards granted by the Committee in 2004 was completed on December 31, 2006. Under the terms of the award grants, award recipients were eligible to receive 100% of their grant amount if, for the three-year performance period ending on December 31, 2006, (a) PSEG’s Total Shareholder Return (TSR) placed it within the third quintile of the companies within the DJUI and (b) PSEG’s ROE was within one percent (1%) of the ROE of the DJUI. For performance above or below these levels, the final award could be increased to as much as 200% of the grant amount (TSR in the first quintile and ROE more than 3% above the DJUI) decreased to as little as zero.

See the Option Exercises and Stock Vested During 2006 Table, below, for a list of the NEOs’ target awards. As of the date of this Proxy Statement, the comparative data necessary to calculate comparative performance and final award amounts was not yet available.

Employment Agreements

PSEG entered into an employment agreement dated as of June 16, 1998 and amended as of November 20, 2001 with Mr. Ferland (together, the Ferland Employment Agreement) covering his employment as Chief Executive Officer through March 31, 2007. The Ferland Employment Agreement provides that Mr. Ferland will be renominated for election as a director during his employment thereunder. The Ferland Employment Agreement also provides that Mr. Ferland’s base salary, target annual incentive bonus and long-term incentive bonus will be determined based on compensation practices for CEOs of similar companies and that his annual salary will not be reduced during its term. The Ferland Employment Agreement also provided for an award to him of 150,000 shares of restricted Common Stock as of June 16, 1998 and 60,000 shares of restricted Common Stock as of November 20, 2001, with 60,000 shares vesting in 2002; 20,000 shares vesting in 2003; 30,000 shares vesting in 2004; 40,000 shares vesting in 2005; 30,000 shares vesting in 2006; and 30,000 shares vesting in 2007. The Ferland Employment Agreement provides for the granting of 22 years of pension credit for Mr. Ferland’s prior experience, which was awarded at the time of his initial employment.

When Mr. Ferland retires at the end of his term of employment on March 31, 2007, he will be fully vested in any outstanding shares of restricted stock and any other equity awards he received as a long-term incentive award, and he will be paid any previously deferred compensation. He will not receive any special severance payments on retirement.

PSEG entered into an employment agreement with Mr. Izzo dated October 18, 2003, covering his employment as President and COO of PSE&G and in other executive positions to which he may be elected through October 18, 2008. The agreement provides that his base salary, target annual incentive bonus and long-term incentive bonus will be determined based on compensation practices of similar companies and that annual salary will not be reduced during its term, and awarded him options with respect to 250,000 shares of Common Stock, 50,000 of which vest on each October 18 from 2004 through 2008, and expire on October 18, 2013, provided he has remained continuously employed through each such vesting date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (12/31/06) TABLE

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)[1]	Number of Securities Underlying Unexercised Options Unexercisable (#)[1]		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)[7]	Market Value of Shares or Units of Stock that have Not Vested ($)[8]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($)
E. James Ferland	300,000			0	$46.0625	[2]	12/19/2010	76,668	5,089,222	0	0
	231,000				$40.7800	[3]	12/18/2011
	90,000	45,000	[9]		$42.7500	[4]	05/03/2014
Ralph Izzo	100,000	100,000	[10]	0	$40.7700	[6]	10/18/2013	21,085	1,399,622	0	0
		11,000	[9]		$42.7500	[4]	05/03/2014
R. Edwin Selover	0	7,333	[9]	0	$42.7500		05/03/2014	11,201	743,522	0	0

Robert E. Busch	18,333			0	$46.2300		04/24/2011	9,067	601,867	0	0
		6,667	[9]		$42.7500		05/03/2014
Patricia A. Rado	0	2,533	[9]	0	$42.7500		05/03/2014	3,867	256,691	0	0

Ralph A. LaRossa	0	1,867	[9]	0	$42.7500		05/03/2014	4,334	287,691	0	0

[1]	Grants of non-qualified options to purchase Common Stock. The date of grant is ten years prior to the option expiration date shown.

[2]	Closing price on NYSE on grant date of 10/19/00.

[3]	Closing price on NYSE on grant date of 12/18/01.

[4]	Closing price on NYSE on grant date of 5/3/04.

[5]	Closing price on NYSE on grant date of 07/1/01.

[6]	Closing price on NYSE on grant date of 10/18/03.

[7]

Shares of Restricted Stock awarded under the LTIP, which vest as shown below. Dividends accrue at the regular dividend rate and are paid on each regular dividend payment date as declared by the Board of Directors.

Vesting Date	Grant Date	Ferland	Izzo	Selover	Busch	Rado	LaRossa
1/18/07	1/18/05	21,667	5,333	3,033	2,500	1,033	733
1/18/08	1/18/05	21,667	5,334	3,034	2,500	1,034	734
12/20/07	12/20/05	16,667	4,167	2,567	2,033	900	633
12/20/08	12/20/05	16,667	4,167	2,567	2,034	900	634
12/20/07	10/02/06	0	1,042	0	0	0	800
12/20/08	10/02/06	0	1,042	0	0	0	800

[8]	Value represents number of shares multiplied by the closing price on the NYSE on December 29, 2006 of $66.38. For Mr. Busch and Ms. Rado, a portion of the amount shown was recognized in 2006 in accordance with FAS 123R due to their announced anticipated retirements as discussed in footnote 1 to the Summary Compensation Table.

[9]	These options vested on January 1, 2007.

[10]	50,000 options vest on October 18, 2007 and 50,000 options vest on October 18, 2008.

OPTION EXERCISES AND STOCK VESTED DURING 2006 TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)[1]	Value Realized on Vesting ($)[2]
E. James Ferland	600,000	$17,841,606	70,489	4,769,067
Ralph Izzo	33,667	$1,004,759	18,507	1,251,834
R. Edwin Selover	7,333	$164,322	10,379	701,819
Robert E. Busch	210,000	$4,436,598	8,878	599,861
Patricia A. Rado	53,400	$1,290,010	3,744	252,945
Ralph A. LaRossa	6,866	$234,429	2,670	180,365

[1]	Represents: (i) the aggregate number of shares acquired from the vesting of restricted stock awards under the LTIP and (ii) the aggregate number of performance units granted under the LTIP which vested on 12/31/06 at the completion of the three-year performance cycle applicable to such awards as follows:

	Ferland	Izzo	Selover	Busch	Rado	LaRossa
Restricted stock	45,732	12,374	6,699	5,533	2,350	1,666
Performance units[a]	24,757	6,133	3,680	3,345	1,394	1,004

[2]	The value attributable to the vested restricted stock is based on the closing price of the Common Stock on the respective date(s) that the shares vested and the value attributable to the vested performance units is based upon the closing price of the Common Stock on December 29, 2006. These amounts are:

	Ferland	Izzo	Selover	Busch	Rado	LaRossa
Restricted stock	$3,125,721	$844,699	$457,541	$377,820	$160,411	$113,719
Performance units[a]	$1,643,346	$407,135	$244,278	$222,041	$92,533	$66,646

[a]	Amounts shown represent the number and value of target awards, since the final comparative performance data necessary to calculate the final award amounts is not expected to be available until late March 2007.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)[3]	Payments During Last Fiscal Year ($)
E. James Ferland	Qualified Pension Plan[1]	20.59	1,358,000	0
	Retirement Income Reinstatement Plan	20.59	3,732,000
	Mid-Career Hire Supplemental Retirement Income Plan[2]	27.00	6,681,000
	Limited Supplemental Benefits Plan[3]	47.59	371,000

	Total		12,142,000

Ralph Izzo	Qualified Pension Plan[1]	14.70	275,000	0
	Retirement Income Reinstatement Plan	14.70	575,000
	Mid-Career Hire Supplemental Retirement Income Plan[2]	2.88	418,000
	Limited Supplemental Benefits Plan[3]	17.58	855,000

	Total		2,123,000

R. Edwin Selover	Qualified Plan[1]	34.33	1,334,000	0
	Retirement Income Reinstatement Plan	34.33	2,398,000
	Mid-Career Hire Supplemental Retirement Income Plan[2]	5.00	546,000
	Limited Supplemental Benefits Plan	39.33	514,000

			4,792,000

Robert E. Busch	Qualified Pension Plan[1]	8.75	97,000	0
	Retirement Income Reinstatement Plan	8.73	87,000
	Mid-Career Hire Supplemental Retirement Income Plan[2]	20.00	57,000
	Limited Supplemental Benefit Plan[4]	28.75	3,376,000

			3,617,000

Patricia A. Rado	Qualified Plan[1]	13.70	435,000	0
	Retirement Income Reinstatement Plan	13.70	364,000
	Mid-Career Hire Supplemental Retirement Income Plan[2]	15.00	875,00
	Limited Supplemental Benefits Plan	28.70	355,000

			2,029,000

Ralph A. LaRossa	Qualified Pension Plan[1]	21.51	398,000	0
	Retirement Income Reinstatement Plan	21.51	109,000
	Mid-Career Hire Supplemental Retirement Income Plan[2]	0	0
	Limited Supplemental Benefits Plan	0	0

			507,000

[1]	All NEOs participate in either a traditional defined benefit pension plan (pension plan) or a cash balance pension plan (cash balance plan) (depending on date of hire), each of which is a qualified plan under the IRC. Such plans are available to all other employees under the same terms and conditions. Messrs. Ferland, Izzo, Selover and Ms. Rado participate in the pension plan. Mr. Busch participates in the cash balance plan.

[2]

Certain employees receive additional years of credited service for the purpose of retirement benefit calculations in recognition of prior work experience before joining employment, including 22 years for Mr. Ferland and 15 years for Mr. Busch.

[3]	Amounts shown represent actuarial present value of accumulated benefit computed as of the same pension plan measurement date used for PSEG’s financial statements for the year ended December 31, 2006, with two exceptions: (i) NEOs were assumed to retire at the earliest point at which the benefits were payable on an unreduced basis in the plan providing the largest target benefit and (ii) no pre- retirement termination, disability or death was assumed to occur. For a discussion of the valuation method and material assumptions applied in quantifying the present value, see Note 16 to Notes to Financial Statements in this Form 10-K.

[4]

The actuarial present value of accumulated benefits based on actual years of service is $2,112,000 and the actuarial present value of accumulated benefits based on additional years of service is $1,264,000.

Qualified Pension Plans

All employees are eligible to participate in either a traditional defined benefit pension plan (pension plan) or a cash balance pension plan (cash balance plan). The pension plan covers employees hired prior to January 1, 1996 and provides participants with a life annuity benefit at normal retirement (age 65) pursuant to a formula based upon (a) the participant’s number of years of service and (b) the average of the participant’s five highest years of compensation after 12/31/94 up to the limit imposed by the IRC.

The benefit formula is A  +  B  +  C:

A	=	1.3% of the lesser of 5-year final average earnings not in excess of $24,600 times years of credited service not exceeding 35 years,
B	=	1.5% of the amount by which 5-year final average earnings exceeds $24,600 times years of credited service not exceeding 35 years,
C	=	1.5% of 5-year final average earnings times years of credited service in excess of 35 years.

An additional benefit equal to $4.00 per month for each year of credited service is payable until the retiree reaches age 65.

Participants become fully vested in their pension plan benefit upon completion of five years of service. Benefits are payable on an unreduced basis (i) at age 65, (ii) at age 60, if the participant’s age, plus years of service, equals or exceeds 80 or (iii) at age 55, if the participant has 25 or more years of service. Participants whose age, plus years of service, equals or exceeds 80, but who are not yet age 55, may commence their pension plan benefits on a reduced basis. Messrs. Ferland, and Selover are currently eligible for early retirement under the pension plan. Mr. Ferland will retire on March 31, 2007. Mr. Busch and Ms. Rado retired in January 2007.

The cash balance plan covers employees hired or rehired on or after January 1, 1996 and provides each participant with a life annuity benefit at normal retirement (age 65) equal to the actuarial equivalent of a notational amount maintained for him/her. Participants are eligible for retirement under the cash balance plan upon the attainment of age 55 with five or more years of service. Participants’ accounts are credited each year with a percentage of compensation, which is determined based on the participant’s age plus years of service measured at year-end.

Sum of Age and Service	Percentage of Compensation Credited
<30	2.00%
30–39	2.50%
40–49	3.25%
50–59	4.25%
60–69	5.50%
70–79	7.00%
80–89	9.00%
90+	12.00%

Each participant’s notional amount grows each year with interest credits based on a 6.0% annual rate of interest. Participants become fully vested in their cash balance plan benefit upon completion of five years of service.

Reinstatement Plan

All employees are eligible to participate in a non-qualified supplemental retirement plan, the Retirement Income Reinstatement Plan for Non-Represented Employees (Reinstatement Plan), designed to replace earned pension benefits as determined by the qualified pension formula, but which are not eligible for payment from the qualified pension plans as a result of IRC mandated limits for qualified plans. The benefits payable under this plan mirror those of the qualified plans described above except that the compensation considered in computing the benefit (i) will not be limited by qualified plan limits, (ii) will include any amounts that the participant may have deferred under deferred compensation plans, (iii) will include amounts earned under MICP (which are not considered under the qualified pension plans), (iv) will be limited to 150% of average base salary for the applicable five years and (v) will be offset by any benefits received by the participant under the qualified plan.

Mid-Career Plan

Certain employees receive additional years of service for the purpose of retirement benefit calculations in recognition of prior work experience. Such benefits are paid from a non-qualified plan, the Mid-Career Hire Supplemental Retirement Income Plan (Mid-Career Plan). Under the Mid-Career Plan, certain participants, including the NEOs, receive an additional five years of credited service for the purpose of pension benefit calculations if they retire between ages 60 and 65. The credited years of service reduce by one year for each six-month period such participant works beyond age 65. This feature of the plan is designed to encourage retirement on or before age 65. Benefits payable under the Mid-Career Plan mirror those payable under the Reinstatement Plan, except that the additional years of service are considered in calculating the amount of benefit. Any benefit payable under this plan is offset by benefits payable under the qualified plan and the Reinstatement Plan.

Limited Plan

Certain employees, including the NEOs, participate in a limited non-qualified supplemental retirement plan, the Limited Supplemental Benefits Plan for Certain Employees (Limited Plan). This plan seeks to provide a total target replacement income percentage equal to credited service for qualified pension calculation purposes, Mid-Career Plan calculation purposes plus 30 to a maximum of 75%. Compensation covered for the Limited Plan is the same as for the Mid-Career Plan. The target replacement amount under the Limited Plan is reduced by any pension benefits accrued and vested from a previous employer at the time of hire, by the participant’s Social Security benefit at normal retirement age and by the pension benefits provided by each other PSEG retirement benefit plan (qualified plans and non-qualified plans). The Limited Plan also provides a death benefit equal to 150% of base compensation if death occurs while the participant is actively employed. Participants become entitled to a Limited Plan benefit only upon (a) retirement under the terms of the qualified plan in which they participate (pension plan or cash balance plan) or (b) death, at which point the benefit is payable as an annuity on an unreduced basis.

NON-QUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year (2006) ($)	Registrant Contributions in Last Fiscal Year (2006) ($)	Aggregate Earnings in Last Fiscal Year (2006) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End (12/31/06) ($)
E. James Ferland[1]	780,000	0	384,332	0	5,162,619
Ralph Izzo[2]	183,150	0	65,852	0	826,383
R. Edwin Selover[3]	39,000	0	88,390	0	1,103,701
Robert E. Busch	0	0	0	0	0
Patricia A. Rado[4]	85,000	0	44,565	0	595,872
Ralph A. LaRossa	0	0	0	0	0

[1]	The amount shown under Executive Contributions in Last Fiscal Year (2006) is reflected in the Summary Compensation Table as Salary for 2006. $113,233 of the amount shown under Aggregate Earnings in Last Fiscal Year (2006) is reported in the Summary Compensation Table under Change in Pension Value and Non-Qualified Deferred Compensation as earnings in excess of 120% of the applicable long-term rate as discussed in Footnote 4 of that Table. $3,281,937 of the amount shown under Aggregate Balance at Last Fiscal Year End (12/31/06) was reported in the Summary Compensation Tables for the last fiscal year or previous years.

[2]

The amount shown under Executive Contributions in Last Fiscal Year (2006) was previously reported in PSEG’s 2005 Proxy Statement. $19,394 of the amount shown under Aggregate Earnings in Last Fiscal Year (2006) is reported in the Summary Compensation Table under Change in Pension Value and Non-Qualified Deferred Compensation as earnings in excess of 120% of the applicable long-term rate as discussed in Footnote 4 of that Table. $721,485 of the amount shown under Aggregate Balance at Last Fiscal Year End (12/31/06) was reported in Summary Compensation Tables for the Last Fiscal Year or previous years.

[3]

The amount shown under Executive Contributions in Last Fiscal Year (2006) is reflected in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for 2006. $25,725 of the amount shown under Aggregate Earnings in Last Fiscal Year (2006) is reported in the Summary Compensation Table under Change in Pension Value and Non-Qualified Deferred Compensation as earnings in excess of 120% of the applicable long-term rate as discussed in Footnote 4 of that Table. $412,607 of the amount shown under Aggregate Balance at Last Fiscal Year End (12/31/06) was reported in Summary Compensation Tables for the last fiscal year or previous years.

[4]

$13,129 of the amount shown under Aggregate Earnings in Last Fiscal Year (2006) is reported in the Summary Compensation Table under Change in Pension Value and Non-Qualified Deferred Compensation as earnings in excess of 120% of the applicable long-term rate as discussed in Footnote 4 of that Table. $484,021 of the amount shown under Aggregate Balance at Last Fiscal Year end (12/ 31/06) was reported in Summary Compensation Tables for the last fiscal year or previous years.

Deferred Compensation Plan

Under the PSEG’s Deferred Compensation Plan for Certain Employees (Deferred Compensation Plan), participants, including the NEOs, may elect to defer any portion of their compensation by making appropriate elections in the calendar year prior to the year in which the services giving rise to the compensation being deferred is rendered. For performance-based compensation, elections may be made up to the date that is six months before the end of the related performance period, as long as a) the performance period is at least 12 months in length, b) the participant performed services continuously from the date the performance criteria were established through the date the deferral election is made and c) at the time the deferral election is made, the performance-based compensation is not both i) substantially certain to be paid and ii) readily ascertainable. A participant may change an election to defer compensation not later than the date that is the last date that an election to defer may be made.

At the same time he/she elects to defer compensation, the participant must make an election as to the timing and the form of distribution from his/her Deferred Compensation Plan account. Distributions may commence (a) on the thirtieth day after the date he/she terminates employment or, in the alternative, (b) on January 15th of any calendar year following termination of employment elected by him/her, but in any event no later than the later of (i) the January of the year following the year of his/her 70th birthday or (ii) the January following termination of employment. Notwithstanding the forgoing, however, for NEOs, distribution of his/her account may not occur earlier than six months following the date of his/her termination of service. Participants may elect to receive the distribution of their Deferred Compensation account in the form of (x) one lump-sum payment, (y) annual distributions over a five-year period or (z) annual distributions over a 10-year period.

Participants may make changes of distribution elections on a prospective basis. Participants may also make changes of distribution elections with respect to prior deferred compensation as long as (a) any such new distribution election is made at least one year prior to the date that the commencement of the distribution would otherwise have occurred and (b) the revised commencement date is at least five years later than the date that the commencement of the distribution would otherwise have occurred.

Amounts deferred under the Deferred Compensation Plan are credited with earnings based on (a) the performance of one or more of the life style investment funds or the S&P 500 Fund available to employees under PSEG’s 401K Plans or (b) at the rate of Prime plus 1/2%, in such percentages as selected by the participant. A participant who fails to provide a designation of investment funds will accrue earnings on his/her account at the rate of Prime plus 1/2%.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT
OR CHANGE-IN-CONTROL

The employment agreements of Messrs. Ferland and Izzo discussed above each provide for certain severance benefits. Each of these agreements provides that if the individual is terminated without “cause” (a willful failure to perform his duties) or resigns for “good reason” (a reduction in pay, position or authority) during the term of such agreement, the respective entire restricted stock award and/or entire option award becomes vested, the individual will be paid a benefit of two times base salary and target bonus, and his welfare benefits will be continued for two years unless he is sooner employed. In the event such a termination occurs after a “change in control” (as defined below), the payment to the individual becomes three times the sum of salary and target bonus, continuation of welfare benefits for three years unless sooner reemployed, payment of the net present value of providing three years additional service under our retirement plans and a gross-up for excise taxes due under the IRC on any termination payments. Each of the agreements provides that the individual is prohibited for one year (two years for Mr. Ferland) from competing with and for two years from recruiting employees from us or its subsidiaries or affiliates, after termination of employment. Violations of these provisions require a forfeiture of the respective restricted stock and option grants and certain benefits.

PSEG’s Key Executive Severance Plan provides severance benefits to Messrs. Selover and LaRossa and, prior to their retirements, Mr. Busch and Ms. Rado and to certain of our key executive-level employees whose employment is terminated without cause after a Change in Control.

Under the Key Executive Severance Plan, if Mr. Selover and Mr. LaRossa are terminated without cause or resign their employment for good reason within two years after a change in control, they will receive (1) a pro rata bonus based on their respective target annual incentive compensation, (2) three times the sum of their salary and target incentive bonus, (3) accelerated vesting of equity-based awards, (4) a lump sum payment equal to the actuarial equivalent of their benefits under all of our retirement plans in which they participate calculated as though the participant remained employed for three years beyond the date their employment terminates less the actuarial equivalent of such benefits on the date their employment terminates, (5) three years continued welfare benefits (the first 18 months of which will be provided through PSEG-paid COBRA continuation coverage), (6) one year of PSEG-paid outplacement services and (7) vesting of any compensation previously deferred. Similar provisions applied to Mr. Busch and Ms. Rado prior to their respective retirements.

Messrs. Selover and LaRossa also participate in PSEG’s Separation Allowance Benefit Plan for Non-Represented Employees (Separation Allowance Plan) which provides certain severance benefits to non-represented employees who suffer a termination of employment as a result of a reduction in force or reorganization. Under the Separation Allowance Plan, key managers, including Messrs. Selover and LaRossa, are entitled to two weeks of base salary for each year of service, with a minimum of 26 weeks and a maximum of 52 weeks of base salary, as well as a prorated payment of their target incentive award and certain outplacement services, educational assistance, health care and life insurance coverage. Similar provisions applied to Mr. Busch and Ms. Rado until their respective retirements.

If a termination without cause, with good reason or for a reduction in force or reorganization had occurred on December 31, 2006, each of the NEOs would have received the following benefits:

Ferland:	$13,800,729
Izzo:	$7,880,567
Selover:	$1,949,381
Busch:	$1,464,153
Rado:	$700,259
La Rossa:	$941,404

If a termination without cause or with good reason had occurred on December 31, 2006 following a change in control, each of the NEOs would have received the following benefits:

Ferland:	$16,069,885
Izzo:	$12,872,701
Selover:	$3,702,722
Busch:	$3,158,885
Rado:	$1,365,323
La Rossa:	$3,812,893

When Mr. Busch and Ms. Rado retired in January 2007, neither received a severance benefit under these plans.

Change in Control under the Employment Agreements of Messrs. Ferland and Izzo and under the Key Executive Severance Plan generally means the occurrence of any of the following events:

(a) any person is or becomes the beneficial owner of our securities representing 25% or more of the combined voting power of PSEG’s then outstanding securities; or

(b) a majority of PSEG’s Board of Directors is replaced without approval of the current Board; or

(c) there is consummated a merger or consolidation of PSEG, other than a merger or consolidation which would result in PSEG’s voting securities outstanding immediately prior to such merger continuing to represent at least 75% of the combined voting power of the securities of PSEG or such surviving entity immediately after such merger or consolidation; or

(d) PSEG’s shareholders approve a plan of complete liquidation or dissolution of us or there is consummated an agreement for the sale or disposition by us of all or substantially all of PSEG’s assets.

DIRECTOR COMPENSATION TABLE1

Name	Fees Earned or Paid In Cash ($)[2]	Stock Awards ($)[3]	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[4]	All Other Compensation ($)	Total ($)
Caroline Dorsa	73,500	92,200	0	0	0	0	165,700
Albert R. Gamper, Jr.,	78,500	92,200	0	0	0	0	170,700
Conrad K. Harper	69,000	92,200	0	0	0	0	161,200

[1]	PSE&G is a wholly-owned subsidiary of PSEG. PSE&G’s directors consist of five persons who are also directors of PSEG: Ms. Dorsa, and Messrs. Ferland, Gamper, Harper and Izzo. Messrs. Ferland and Izzo are employees and are not paid any fees as directors. Ms. Dorsa and Messrs. Gamper and Harper are paid a retainer and meeting fees as PSEG directors and do not receive an additional retainer as directors of PSE&G. The amounts shown below include the fees paid to each as PSEG directors.

[2]

Includes all meeting fees, chair/committee retainer fees and cash portion ($25,000) of the annual retainer. During 2006, each director who was not an officer of us or our subsidiaries and affiliates was paid an annual retainer of $50,000 and a fee of $1,500 for attendance at any Board or committee meeting, inspection trip, conference or other similar activity relating to us or PSE&G. Pursuant to the Compensation Plan for Outside Directors, a certain percentage, as determined by the Board, fifty percent during 2006, of the annual retainer is paid in shares of Common Stock. Each Committee Chair received an additional annual retainer of $5,000, except for the Chair of the Audit Committee, who received $10,000. In addition, each member of the Audit Committee received an additional annual retainer of $5,000.

[3]

Includes a payment of the number of shares of Common Stock equal to $25,000, the fair value computed in accordance with FAS 123R, the stock portion of the annual retainer. Also includes the grant date fair value computed in accordance with FAS 123R of 1,000 shares granted under the Stock Plan for Outside Directors, pursuant to which directors who are not employees of us or our subsidiaries receive shares of restricted stock for each year of service as a director. For 2006, this amount was 1,000 shares.

The restrictions on the shares of Common Stock granted under the Stock Plan for Outside Directors provide that the shares are subject to forfeiture if the director leaves service at any time prior to the Annual Meeting of Stockholders following his or her 72nd birthday. This restriction would be deemed to have been satisfied if the director’s service were terminated after a change in control as defined in the Plan or if the director were to die in office. The Plan’s administrative committee (comprised of the directors who do not participate in the plan) has the ability to waive these restrictions for good cause shown. Restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions. Dividends on shares of Common Stock held subject to restrictions are paid directly to the director and the director has the right to vote the shares of Common Stock.

In November 2006, the Committee recommended changes to the Directors Restricted Stock Plan, to provide that grants would be made on May 1 of each year, rather than on the first business day following the Annual Meeting, and to reflect the change from age 70 to age 72 in the mandatory retirement age for Directors previously made by the Board. The Board subsequently approved these changes. Subsequently, the Board, based on the recommendation of the Organization and Compensation Committee, determined to replace the Directors’ Stock Plan with a new equity compensation plan for outside directors.

[4]

Includes interest earned under the Directors’ Deferred Compensation Plan at Prime plus 1/2% to the extent that it exceeds 120% of the applicable Federal long-term rate. The directors do not participate in a PSEG-sponsored pension plan.

Directors’ Deferred Compensation Plan

Under PSEG’s Deferred Compensation Plan for Directors (Directors’ Deferred Compensation Plan), directors who are not employees may elect to defer any portion of their retainer and meeting attendance fees by making appropriate elections in the calendar year prior to the year in which the services giving rise to the compensation being deferred is rendered. A participant may change an election to defer compensation not later than the date that is the last date that an election to defer may be made.

At the same time he/she elects to defer compensation, the participant must make an election as to the timing and the form of distribution from his/her Directors’ Deferred Compensation Plan account. Distributions may commence (i) on the thirtieth day after the date he/she terminates service as a director or, in the alternative, (ii) on January 15th of any calendar year following termination of service elected by the him/her, but in any event no later than the later of (A) the January of the year following the year of the his/her 71st birthday or (B) the January following termination of service. Participants may elect to receive the distribution of their Directors’ Deferred Compensation account in the form of (i) one lump-sum payment, (ii) annual distributions over a period selected by the participant, up to 10 years.

Participants may make changes of distribution elections on a prospective basis. Participants may also make changes of distribution elections with respect to prior deferred compensation as long (A) any such new distribution election is made at least one year prior to the date that the commencement of the distribution would otherwise have occurred and (B) the revised commencement date is at least five years later than the date that the commencement of the distribution would otherwise have occurred.

Amounts deferred under the Directors’ Deferred Compensation Plan are credited with earnings based on (i) the performance of one or more of the lifestyle investment funds or the S&P 500 fund available to employees under PSEG’s 401K Plans, (ii) at the rate of Prime plus 1/2% or (iii) by reference to the performance of the Common Stock, in such percentages designated by the participant. A participant who fails to provide a designation will accrue earnings on his/her account at the rate of Prime plus 1/2%.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G’s executive officers are made by the Organization and Compensation Committee of PSEG. During 2006, each of the following individuals served as a member of the Organization and Compensation Committee: Shirley Ann Jackson, Chair, Ernest H. Drew, Conrad K. Harper, William V. Hickey and Thomas A. Renyi. During 2006, no member of the Organization and Compensation Committee was an officer or employee or a former officer or employee of any PSEG company. No PSEG officer served as a director of or on the compensation committee of any of the companies for which any of these individuals served as an officer.

Power

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

Energy Holdings

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PSEG

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 5, 2007, and such information set forth under such heading is incorporated herein by this reference thereto.

For information relating to securities authorized for issuance under equity compensation plans, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PSE&G

The following table sets forth, as of February 19, 2007, beneficial ownership of PSEG Common Stock, including options, by the directors and executive officers named in PSE&G’s Summary Compensation table. None of these amounts exceeds 1% of the Common Stock outstanding.

Name	Amount and Nature of Beneficial Ownership
Robert E. Busch	41,851	[1]
Caroline Dorsa	6,732	[2]
E. James Ferland	996,595	[3]
Albert R. Gamper, Jr.	7,567	[4]
Conrad K. Harper	10,853	[5]
Ralph Izzo	351,806	[6]
Patricia A. Rado	10,177	[7]
R. Edwin Selover	57,144	[8]
Ralph A. LaRossa	33,193	[9]
All directors and executive officers as a group (11 persons)	1,822,138	[10]

[1]	Includes the equivalent of 201 shares held under the PSEG Thrift and Tax-Deferred Savings Plan (Thrift Plan). Includes options to purchase 25,000 shares. Mr. Busch retired effective January 18, 2007.

[2]	Includes 4,400 shares of restricted stock. Includes 500 shares jointly owned with husband.

[3]

Includes the equivalent of 16,489 shares held under the Thrift Plan. Includes 55,001 shares of restricted stock. Includes options to purchase 610,000 shares, 566,000 of which are currently exercisable. Includes 210,000 shares held in a trust.

[4]	Includes 4,800 shares of restricted stock.

[5]	Includes 6,600 shares of restricted stock.

[6]

Includes the equivalent of 344 shares held under the Thrift Plan. Includes 15,752 shares of restricted stock. Includes options to purchase 281,000 shares, 111,000 of which are currently exercisable. Includes 54,710 held in a trust.

[7]	Includes options to purchase 2,533 shares. Ms. Rado retired effective January 2, 2007.

[8]	Includes the equivalent of 12 shares held under the Thrift Plan. Includes 8,168 shares of restricted stock. Includes options to purchase 33,333 shares, 7,333 of which are currently exercisable.

[9]	Includes 3,601 shares of restricted stock. Includes options to purchase 27,867 shares, 1,867 of which are currently exercisable.

[10]

Includes the equivalent of 18,263 shares held under the Thrift Plan. Includes options to purchase 1,210,833 shares, 901,733, of which are currently exercisable. Includes 97,823 shares of restricted stock. Includes 271,710 shares held in trusts.

Certain Beneficial Owners

The following table sets forth, as of February 19, 2007, beneficial ownership by any person or group known to us to be the beneficial owner of more than five percent of Common Stock. According to the Schedules 13G filed by these owners with the SEC, these securities were acquired and are held in the ordinary course of business and not for the purpose of changing or influencing the control of PSEG.

Name and Address	Amount and Nature of Beneficial Ownership	Percent
Franklin Resources, Inc.	22,638,803[1]	9.0%[1]
One Franklin Parkway
San Mateo, CA 94403-1906
Capital Research and Management Company	20,043,300[2]	7.9%[2]
333 South Hope Street
Los Angeles, CA 90071-1447

[1]	As reported on Schedule 13G filed February 5, 2007

[2]	As reported on Schedule 13G filed February 12, 2007

Section 16 Beneficial Ownership Reporting Compliance

During 2006, none of our directors or executive officers was late in filing a Form 3, 4 or 5 in accordance with the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with regard to transactions involving Preferred Stock.

Power

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

Energy Holdings

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PSEG

The information required by Item 13 of Form 10-K is set forth under the heading “Transactions with Related Persons” in PSEG’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the (SEC) on or about March 5, 2007. Such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

Transactions with Related Persons

Except as stated below, there were no transactions during 2006, and there are no transactions currently proposed, in which PSE&G was or is to be a participant and the amount involved exceeded $120,000 and in which any related person (director, nominee, executive officer, or their immediate family members) had or will have a direct or indirect material interest.

Thomas A. Renyi, a director of PSEG and a member of the Organization and Compensation Committee, is Chairman of the Board and CEO of The Bank of New York (BONY), a participant in three credit facilities of PSEG and its subsidiaries, including PSE&G. Each of these facilities, and BONY’s participation, was made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to BONY, and did not involve more than the normal risk of collectibility or present other unfavorable features.

PSE&G’s policies and procedures with regard to transactions with related parties, including the review, approval or ratification of any such transactions, the standards applied and the responsibilities for application are set forth in the Corporate Governance Principles and the Standards of Integrity, discussed above.

Director Independence

As determined by the Board, all current PSE&G directors, with the exception of E. James Ferland, Chairman of the Board and CEO, and Ralph Izzo, President and COO of PSEG, are independent under the requirements of the SEC and the NYSE. This determination was based on a review of the questionnaires submitted by each director, PSE&G’s relevant business records, publicly available information and applicable SEC and NYSE requirements.

Power

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

Energy Holdings

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is set forth under the heading “Fees Billed to PSEG by Deloitte & Touche LLP for 2006 and 2005” in PSEG’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 5, 2007. Such information set forth under such heading is incorporated herein by this reference thereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following Financial Statements are filed as a part of this report:

a.	Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2006 and 2005 and the related Consolidated Statements of Operations, Cash Flows and Common Stockholders’ Equity for the three years ended December 31, 2006 on pages 97 and 98, 96, 99 and 100, respectively.

b.

Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005 and the related Consolidated Statements of Operations, Cash Flows and Common Stockholder’s Equity for the three years ended December 31, 2006 on pages 102 and 103, 101, 104 and 105, respectively.

c.

PSEG Power LLC Consolidated Balance Sheets as of December 31, 2006 and 2005 and the related Consolidated Statements of Operations, Cash Flows and Capitalization and Member’s Equity for the three years ended December 31, 2006 on pages 107, 106, 108 and 109, respectively.

d.

PSEG Energy Holdings L.L.C. Consolidated Balance Sheets as of December 31, 2006 and 2005 and the related Consolidated Statements of Operations, Cash Flows and Member’s/Common Stockholder’s Equity for the three years ended December 31, 2006 on pages 111 and 112, 110, 113 and 114, respectively.

(B)	The following documents are filed as a part of this report:

a.	PSEG Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006 (page 237).

b.	PSE&G Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006 (page 238).

c.	Power’s Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006 (page 238).

d.	Energy Holdings’ Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006 (page 239).

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C)	The following documents are filed as part of this report:

LIST OF EXHIBITS:

a.	PSEG:
3a	Certificate of Incorporation Public Service Enterprise Group Incorporated[1]
3b	By-Laws of Public Service Enterprise Group Incorporated as in effect May 16, 2005[2]
3c	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 23, 1987[3]
3d	Amended and Restated Trust Agreement for Enterprise Capital Trust I4
3e	Amended and Restated Trust Agreement for Enterprise Capital Trust II5
3f	Amended and Restated Trust Agreement for Enterprise Capital Trust III[6]
3g	Amended and Restated Trust Agreement for PSEG Funding Trust I7
3h	Amendment No. 1 to Amended and Restated Trust Agreement for PSEG Funding Trust I8

3i	Amended and Restated Trust Agreement for PSEG Funding Trust II9
4a(1)	Indenture between Public Service Enterprise Group Incorporated and First Union National Bank (US Bank National Association, successor), as Trustee, dated January 1, 1998 providing for Deferrable Interest Subordinated Debentures in Series (relating to Quarterly Preferred Securities)[10]
4a(2)	First Supplemental Indenture to Indenture dated as of January 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank (US Bank National Association, successor), as Trustee, dated June 1, 1998 providing for the issuance of Floating Rate Deferrable Interest Subordinated Debentures, Series B (relating to Trust Preferred Securities)[11]
4a(3)	Second Supplemental Indenture to Indenture dated as of January 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank (US Bank National Association, successor), as Trustee, dated July 1, 1998 providing for the issuance of Deferrable Interest Subordinated Debentures, Series C (relating to Trust Preferred Securities)[12]
4b	Indenture dated as of November 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank (US Bank National Association, successor) providing for the issuance of Senior Debt Securities[13]
4c	First Supplemental Indenture to Indenture dated as of November 1, 1998 between Public Service Enterprise Group Incorporated and Wachovia Bank, National Association (US Bank National Association, successor), as Trustee, dated September 10, 2002 providing for the issuance of Senior Deferrable Notes (Senior Debt Securities)[14]
4d	Second Supplemental Indenture to Indenture dated as of November 1, 1998 between Public Service Enterprise Group Incorporated and Wachovia Bank, National Association (US Bank National Association, successor), as Trustee, dated July 27, 2005[15]
4e	Indenture dated as of December 17, 2002 between Public Service Enterprise Group Incorporated and Wachovia Bank, National Association (US Bank National Association, successor), providing for the issuance of Debentures in Series including 8.75% Deferrable Interest Junior Subordinated Debentures, Series D16
9	Inapplicable
10a(1)	Deferred Compensation Plan for Directors[85]
10a(2)	Deferred Compensation Plan for Certain Employees[86]
10a(3)	Amended and Restated Limited Supplemental Benefits Plan for Certain Employees[87]
10a(4)	Mid Career Hire Supplemental Retirement Income Plan[88]
10a(5)	Retirement Income Reinstatement Plan for Non-Represented Employees[89]
10a(6)	1989 Long-Term Incentive Plan, as amended[17]
10a(7)	2001 Long-Term Incentive Plan[18]
10a(8)	Restated and Amended Management Incentive Compensation Plan[19]
10a(9)	Employment Agreement with E. James Ferland dated June 16, 1998[20]
10a(10)	Amendment to Employment Agreement with E. James Ferland dated November 20, 2001[21]
10a(11)	Second Amendment to Employment Agreement with E. James Ferland dated December 20, 2004[22]
10a(12)	Employment Agreement with Thomas M. O’Flynn dated April 18, 2001[23]
10a(13)	Amendment to Employment Agreement with Thomas M. O’Flynn dated December 21, 2001[24]
10a(14)	Key Executive Severance Plan[94]
10a(15)	Employment Agreement with Ralph Izzo dated October 18, 2003[26]
10a(16)	Stock Plan for Outside Directors, as amended[27]
10a(17)	Employment Agreement with Robert E. Busch dated April 24, 2001[28]
10a(18)	Employee Stock Purchase Plan[29]
10a(19)	Compensation Plan for Outside Directors[30]
10a(20)	2004 Long-Term Incentive Plan[31]

10a(21)	Retention Program for Key Employees[32]
10b(1)	Agreement and Plan of Merger[33]
10b(2)	Operating Services Contract[34]
11	Inapplicable
12	Computation of Ratios of Earnings to Fixed Charges
13	Inapplicable
14	Code of Ethics[84]
16	Inapplicable
18	Inapplicable
21	Subsidiaries of the Registrant
22	Inapplicable
23	Consent of Independent Registered Public Accounting Firm
24	Inapplicable
31a	Certification by E. James Ferland, pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
31b	Certification by Thomas M. O’Flynn pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
32a	Certification by E. James Ferland, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32b	Certification by Thomas M. O’Flynn, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
b.	PSE&G:
3a(1)	Restated Certificate of Incorporation of PSE&G35
3a(2)	Certificate of Amendment of Certificate of Restated Certificate of Incorporation of PSE&G filed February 18, 1987 with the State of New Jersey adopting limitations of liability provisions in accordance with an amendment to New Jersey Business Corporation Act[36]
3a(3)	Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed June 17, 1992 with the State of New Jersey, establishing the 7.44% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock[37]
3a(4)	Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed March 11, 1993 with the State of New Jersey, establishing the 5.97% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock[38]
3a(5)	Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed January 27, 1995 with the State of New Jersey, establishing the 6.92% Cumulative Preferred Stock ($100 Par) and the 6.75% Cumulative Preferred Stock—$25 Par as series of Preferred Stock[39]
3b(1)	By-Laws of PSE&G40
4a(1)	Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924, securing First and Refunding Mortgage Bond[41] Indentures between PSE&G and First Fidelity Bank, National Association (US Bank National Association, successor), as Trustee, supplemental to Exhibit 4a(1), dated as follows:
4a(2)	April 1, 1927[42]
4a(3)	June 1, 1937[43]
4a(4)	July 1, 1937[44]
4a(5)	December 19, 1939[45]
4a(6)	March 1, 1942[46]
4a(7)	June 1, 1991 (No. 1)[47]

4a(8)	July 1, 1993[48]
4a(9)	September 1, 1993[49]
4a(10)	February 1, 1994[50]
4a(11)	March 1, 1994 (No. 2)[51]
4a(12)	May 1, 1994[52]
4a(13)	October 1, 1994 (No. 2)[53]
4a(14)	January 1, 1996 (No. 1)[54]
4a(15)	January 1, 1996 (No. 2)[55]
4a(16)	May 1, 1998[56]
4a(17)	September 1, 2002[57]
4a(18)	August 1, 2003[58]
4a(19)	December 1, 2003 (No. 1)[59]
4a(20)	December 1, 2003 (No. 2)[60]
4a(21)	December 1, 2003 (No. 3)[61]
4a(22)	December 1, 2003 (No. 4)[62]
4a(23)	June 1, 2004[63]
4a(24)	August 1, 2004 (No. 1)[64]
4a(25)	August 1, 2004 (No. 2)[65]
4a(26)	August 1, 2004 (No. 3)[66]
4a(27)	August 1, 2004 (No. 4)[67]
4b	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York, successor), as Trustee, providing for Secured Medium-Term Notes dated July 1, 1993[68]
4c	Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (US Bank National Association, successor), as Trustee, providing for Senior Debt Securities[69]
10a(1)	Deferred Compensation Plan for Directors[85]
10a(2)	Deferred Compensation Plan for Certain Employees[86]
10a(3)	Amended and Restated Limited Supplemental Benefits Plan for Certain Employees[87]
10a(4)	Mid Career Hire Supplemental Retirement Income Plan[88]
10a(5)	Retirement Income Reinstatement Plan for Non-Represented Employees[89]
10a(6)	1989 Long-Term Incentive Plan, as amended[17]
10a(7)	2001 Long-Term Incentive Plan[18]
10a(8)	Restated and Amended Management Incentive Compensation Plan[19]
10a(9)	Employment Agreement with E. James Ferland, dated June 16, 1998[20]
10a(10)	Amendment to Employment Agreement with E. James Ferland dated November 20, 2001[21]
10a(11)	Second Amendment to Employment Agreement with E. James Ferland dated December 20, 2004[22]
10a(12)	Key Executive Severance Plan[95]
10a(13)	Employment Agreement with Ralph Izzo dated October 18, 2003[26]
10a(14)	Employment Agreement with Robert E. Busch dated April 24, 2001[26]
10a(15)	Employee Stock Purchase Plan[29]
10a(16)	Stock Plan for Outside Directors, as amended[27]
10a(17)	Compensation Plan for Outside Directors[30]

10a(18)	2004 Long-Term Incentive Plan[31]
10a(19)	Retention Program for Key Employees[32]
11	Inapplicable
12a	Computation of Ratios of Earnings to Fixed Charges
12b	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements
13	Inapplicable
14	Code of Ethics[84]
16	Inapplicable
18	Inapplicable
19	Inapplicable
21a	Inapplicable
23a	Consent of Independent Registered Public Accounting Firm
24	Inapplicable
31c	Certification by E. James Ferland, pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
31d	Certification by Thomas M. O’Flynn pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
32c	Certification by E. James Ferland, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32d	Certification by Thomas M. O’Flynn, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
c.	Power:
3a	Certificate of Formation of PSEG Power LLC[70]
3b	PSEG Power LLC Limited Liability Company Agreement[71]
3c	Trust Agreement for PSEG Power Capital Trust I72
3d	Trust Agreement for PSEG Power Capital Trust II73
3e	Trust Agreement for PSEG Power Capital Trust III[74]
3f	Trust Agreement for PSEG Power Capital Trust IV75
3g	Trust Agreement for PSEG Power Capital Trust V76
4a	Indenture dated April 16, 2001 between and among PSEG Power, PSEG Fossil, PSEG Nuclear, PSEG Energy Resources & Trade and The Bank of New York and form of Subsidiary Guaranty included therein[77]
4b	First Supplemental Indenture, supplemental to Exhibit 4a, dated as of March 13, 2002[78]
10a(1)	Deferred Compensation Plan for Certain Employees[90]
10a(2)	Amended and Restated Limited Supplemental Benefits Plan for Certain Employees[91]
10a(3)	Mid Career Hire Supplemental Retirement Income Plan[92]
10a(4)	Retirement Income Reinstatement Plan for Non-Represented Employees[93]
10a(5)	1989 Long-Term Incentive Plan, as amended[17]
10a(6)	2001 Long-Term Incentive Plan[18]
10a(7)	Restated and Amended Management Incentive Compensation Plan[19]
10a(8)	Employment Agreement with E. James Ferland, dated June 16, 1998[20]
10a(9)	Amendment to Employment Agreement with E. James Ferland dated November 20, 2001[21]
10a(10)	Second Amendment to Employment Agreement with E. James Ferland dated December 20, 2004[22]
10a(11)	Employment Agreement with Thomas M. O’Flynn dated April 18, 2001[23]

10a(12)	Amendment to Employment Agreement with Thomas M. O’Flynn dated December 21, 2001[24]
10a(13)	Key Executive Severance Plan[96]
10a(14)	Employee Stock Purchase Plan[29]
10a(15)	2004 Long-Term Incentive Plan[31]
10a(16)	Retention Program for Key Employees[32]
10b(1)	Operating Services Contract[34]
11	Inapplicable
12c	Computation of Ratio of Earnings to Fixed Charges
13	Inapplicable
14	Code of Ethics[84]
16	Inapplicable
18	Inapplicable
19	Inapplicable
23	Consent of Independent Registered Public Accounting Firm
24	Inapplicable
31e	Certification by E. James Ferland, pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
31f	Certification by Thomas M. O’Flynn pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
32e	Certification by E. James Ferland, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32f	Certification by Thomas M. O’Flynn, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
d.	Energy Holdings:
3a	Certificate of Formation of PSEG Energy Holdings L.L.C.[79]
3b	Certificate of Amendment to Certificate of Formation of PSEG Energy Holdings L.L.C.[80]
3c	Limited Liability Company Agreement of PSEG Energy Holdings L.L.C.[80]
4a	Indenture dated October 8, 1999 between Energy Holdings and First Union National Bank (US Bank National Association, successor)[82]
4b	First Supplemental Indenture to Exhibit 4a between Energy Holdings and Wachovia Bank, National Association (US Bank National Association, successor) dated September 30, 2002[83]
10a(1)	Deferred Compensation Plan for Certain Employees[90]
10a(2)	Amended and Restated Limited Supplemental Benefits Plan for Certain Employees[91]
10a(3)	Mid Career Hire Supplemental Retirement Income Plan[92]
10a(4)	Retirement Income Reinstatement Plan for Non-Represented Employees[93]
10a(5)	1989 Long-Term Incentive Plan, as amended[17]
10a(6)	2001 Long-Term Incentive Plan[18]
10a(7)	Restated and Amended Management Incentive Compensation Plan[19]
10a(8)	Employment Agreement with E. James Ferland, dated June 16, 1998[20]
10a(9)	Amendment to Employment Agreement with E. James Ferland dated November 20, 2001[21]
10a(10)	Second Amendment to Employment Agreement with E. James Ferland dated December 20, 2004[22]
10a(11)	Employment Agreement with Thomas M. O’Flynn dated April 18, 2001[23]
10a(12)	Amendment to Employment Agreement with Thomas M. O’Flynn dated December 21, 2001[24]
10a(13)	Employee Stock Purchase Plan[29]

10a(14)	2004 Long-Term Incentive Plan[31]
10a(15)	Key Executive Severance Plan[97]
10a(16)	Retention Program for Key Employees[32]
11	Inapplicable
12d	Computation of Ratios of Earnings to Fixed Charges
13	Inapplicable
14	Code of Ethics[84]
16	Inapplicable
19	Inapplicable
24	Inapplicable
31g	Certification by E. James Ferland, pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
31h	Certification by Thomas M. O’Flynn pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
32g	Certification by E. James Ferland, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32h	Certification by Thomas M. O’Flynn, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Filed as Exhibit 3(a) to Registration Statement on Form S-4, No. 33-2935 and incorporated herein by this reference.

(2)	Filed as Exhibit 3(ii) with Current Report on Form 8-K, No. 001-09120 filed on May 20, 2005 and incorporated herein by this reference.

(3)	Filed as Exhibit 3(c) with Annual Report on Form 10-K for the year ended December 31, 1987, File No. 001-09120 on April 11, 1988 and incorporated herein by this reference.

(4)	Filed as Exhibit 3(d) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120 on February 26, 2003 and incorporated herein by this reference.

(5)	Filed as Exhibit 3 with Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 001-09120 on August 14, 1998 and incorporated herein by this reference.

(6)	Filed as Exhibit 3(f) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120 on February 26, 2003 and incorporated herein by this reference.

(7)	Filed as Exhibit 4.3 with Current Report on Form 8-K, File No. 001-09120 on September 9, 2002 and incorporated herein by this reference.

(8)	Filed as Exhibit 4.2 with Current Report on Form 8-K, File No. 001-09120 on July 29, 2005 and incorporated herein by this reference.

(9)	Filed as Exhibit 3(h) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120 on February 26, 2003 and incorporated herein by this reference.

(10)	Filed as Exhibit 4(f) with Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 001-09120 on May 13, 1998 and incorporated herein by this reference.

(11)	Filed as Exhibit 4(a) with Current Report on Form 8-K, File No. 001-09120 on August 14, 1998 and incorporated herein by this reference.

(12)	Filed as Exhibit 4(b) with Current Report on Form 8-K, File No. 001-09120 on August 14, 1998 and incorporated herein by this reference.

(13)	Filed as Exhibit 4(f) with Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09120 on February 22, 1999 and incorporated herein by this reference.

(14)	Filed as Exhibit 4(c) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120 on February 26, 2003 and incorporated herein by this reference.

(15)	Filed as Exhibit 4.1 with Current Report on Form 8-K, File No. 001-09120 on July 29, 2005 and incorporated herein by this reference.

(16)	Filed as Exhibit 4(d) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120 on February 26, 2003 and incorporated herein by this reference.

(17)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 001-09120, on November 2, 2002 and incorporated herein by this reference.

(18)	Filed as Exhibit 10a(7) with Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09120, on March 6, 2001 and incorporated herein by this reference.

(19)	Filed as Exhibit 10a(8) with Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09120, on March 6, 2001 and incorporated herein by this reference.

(20)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 001-09120, on August 14, 1998 and incorporated herein by this reference.

(21)	Filed as Exhibit 10a(10) with Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-09120, on March 1, 2002 and incorporated herein by this reference.

(22)	Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on December 20, 2004 and incorporated herein by this reference.

(23)	Filed as Exhibit 10a(24) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-09120, on August 9, 2001 and incorporated herein by this reference.

(24)	Filed as Exhibit 10a(12) with Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-09120, on March 1, 2002 and incorporated herein by this reference.

(25)	Filed as Exhibit 10a(14) with Annual Report on Form 10-K for the year ended December 31, 1993, File No. 001-09120, on February 26, 1994 and incorporated herein by this reference.

(26)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-09120, on October 30, 2003 and incorporated herein by this reference.

(27)	Filed as Exhibit 10a(17) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(28)	Filed as Exhibit 10a(23) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-09120, on August 9, 2001 and incorporated herein by this reference.

(29)	Filed with Registration Statement on Form S-8, File No. 333-106330 filed on June 20, 2003 and incorporated herein by this reference.

(30)	Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(31)	Filed as Exhibit 10a(21) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-09120, on February 25, 2004 and incorporated herein by this reference.

(32)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File Nos. 001-09120, 001-00973, 001-49614 and 000-32503, and incorporated herein by reference.

(33)	Filed as Exhibit 2.1 with Current Report on Form 8-K, File No. 001-09120, on December 20, 2004 and incorporated herein by this reference.

(34)	Filed as Exhibit 99.2 with Current Report on Form 8-K, File No. 001-09120, on December 20, 2004 and incorporated herein by this reference.

(35)	Filed as Exhibit 3(a) with Quarterly Report on Form 10-Q for the quarter ended June 30, 1986, File No. 001-00973, on August 28, 1986 and incorporated herein by this reference.

(36)	Filed as Exhibit 3a(2) with Annual Report on Form 10-K for the year ended December 31, 1987, File No. 001-00973, on March 28, 1988 and incorporated herein by this reference.

(37)	Filed as Exhibit 3a(3) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(38)	Filed as Exhibit 3a(4) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(39)	Filed as Exhibit 3a(5) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(40)	Filed as Exhibit 3b(1) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 001-00973 filed on August 8, 2000 and incorporated herein by this reference.

(41)	Filed as Exhibit 4b(1) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(42)	Filed as Exhibit 4b(2) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(43)	Filed as Exhibit 4b(3) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(44)	Filed as Exhibit 4b(4) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(45)	Filed as Exhibit 4b(5) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(46)	Filed as Exhibit 4b(6) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(47)	Filed as Exhibit 4(i) on Form 8-A, File No. 001-00973 on July 1, 1991 and incorporated herein by this reference.

(48)	Filed as Exhibit 4(ii) on Form 8-A, File No. 001-00973 on May 25, 1993 and incorporated herein by this reference.

(49)	Filed as Exhibit 4(i) with Current Report on Form 8-K, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(50)	Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(51)	Filed as Exhibit 4 on Form 8-A, File No. 001-00973 on February 3, 1994 and incorporated herein by this reference.

(52)	Filed as Exhibit 4(i) on Form 8-A, File No. 001-00973 on March 15, 1994 and incorporated herein by this reference.

(53)	Filed as Exhibit 4a(91) with Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 001-00973, on November 8, 1994 and incorporated herein by this reference.

(54)	Filed as Exhibit 4a(2) on Form 8-A, File No. 001-00973 on January 26, 1996 and incorporated herein by this reference.

(55)	Filed as Exhibit 4a(3) on Form 8-A, File No. 001-00973 on January 26, 1996 and incorporated herein by this reference.

(56)	Filed as Exhibit 4 on Form 8-A, File No. 001-00973 on May 15, 1998 and incorporated herein by this reference.

(57)	Filed as Exhibit 4a(97) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-00973 on February 25, 2003 and incorporated herein by this reference.

(58)	Filed as Exhibit 4a(98) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(59)	Filed as Exhibit 4a(99) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(60)	Filed as Exhibit 4a(25) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(61)	Filed as Exhibit 4a(26) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(62)	Filed as Exhibit 4a(27) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(63)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(64)	Filed as Exhibit 4a(100) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(65)	Filed as Exhibit 4a(101) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(66)	Filed as Exhibit 4a(102) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(67)	Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-00973 on August 3, 2004 and incorporated herein by this reference.

(68)	Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(69)	Filed as Exhibit 4.6 to Registration Statement on Form S-3, No. 333-76020 filed on December 27, 2001 and incorporated herein by this reference.

(70)	Filed as Exhibit 3.1 to Registration Statement on Form S-4, No. 333-69228 filed on October 5, 2001 and incorporated herein by this reference.

(71)	Filed as Exhibit 3.2 to Registration Statement on Form S-4, No. 333-69228 filed on October 5, 2001 and incorporated herein by this reference.

(72)	Filed as Exhibit 3.6 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(73)	Filed as Exhibit 3.7 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(74)	Filed as Exhibit 3.8 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(75)	Filed as Exhibit 3.9 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(76)	Filed as Exhibit 3.10 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(77)	Filed as Exhibit 4.1 to Registration Statement on Form S-4, No. 333-69228 filed on October 5, 2001 and incorporated herein by this reference.

(78)	Filed as Exhibit 4.7 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 001-49614, on May 15, 2002 and incorporated herein by this reference.

(79)	Filed as Exhibit 3 with Current Report on Form 8-K, File No. 000-32503 on October 4, 2002 and incorporated herein by this reference.

(80)	Filed as Exhibit 3.1 with Current Report on Form 8-K, File No. 000-32503 on October 4, 2002 and incorporated herein by this reference.

(81)	Filed as Exhibit 3.2 with Current Report on Form 8-K, File No. 000-32503 on October 4, 2002 and incorporated herein by this reference.

(82)	Filed as Exhibit 4.1 to Registration Statement on Form S-4, No. 333-95697 filed on January 28, 2000 and incorporated herein by this reference.

(83)	Filed as Exhibit 4 with Current Report on Form 8-K, File No. 000-32503 on October 4, 2002 and incorporated herein by this reference.

(84)	Filed as Exhibit 14 with Annual Report on Form 10-K for the year ended December 31, 2004, File Nos. 001-09120, 001-00973, 001-49614 and 000-32503, and incorporated herein by reference.

(85)	Filed as Exhibit 10a(1) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-09120 and 001-00973, and incorporated herein by reference.

(86)	Filed as Exhibit 10a(2) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-09120 and 001-00973 and incorporated herein by reference.

(87)	Filed as Exhibit 10a(3) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-09120 and 001-00973, and incorporated herein by reference.

(88)	Filed as Exhibit 10a(4) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-09120 and 001-00973, and incorporated herein by reference.

(89)	Filed as Exhibit 10a(5) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-09120 and 001-00973, and incorporated herein by reference.

(90)	Filed as Exhibit 10a(1) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-49614 and 000-32503 and incorporated herein by reference.

(91)	Filed as Exhibit 10a(2) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-49614 and 000-32503, and incorporated herein by reference.

(92)	Filed as Exhibit 10a(3) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-49614 and 000-32503, and incorporated herein by reference.

(93)	Filed as Exhibit 10a(4) with Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 001-49614 and 000-32503, and incorporated herein by reference.

(94)	Filed as Exhibit 10a(14) with Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-09120, and incorporated herein by reference.

(95)	Filed as Exhibit 10a(12) with Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-00973, and incorporated herein by reference.

(96)	Filed as Exhibit 10a(13) with Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-49614, and incorporated herein by reference.

(97)	Filed as Exhibit 10a(15) with Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-32503, and incorporated herein by reference.

SCHEDULE II

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2006—December 31, 2004

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions					Balance at End of Period
		Charged to cost and expenses		Charged to other accounts– describe
					Deductions– describe
	(Millions)
2006:
Allowance for Doubtful Accounts	$44	$80		$—	$72	(A)	$52
Materials and Supplies Valuation Reserve	6	7		—	5	(B)	8
Other Reserves	3	—		—	3	(C)	—
Other Valuation Allowances	8	—		—	—		8
2005:
Allowance for Doubtful Accounts	$34	$67		$—	$57	(A)	$44
Materials and Supplies Valuation Reserve	9	—		—	3	(B)	6
Other Reserves	2	1	(C)	—	—		3
Other Valuation Allowances	8	—		—	—		8
2004:
Allowance for Doubtful Accounts	$40	$47		$—	$53	(A)(D)	$34
Materials and Supplies Valuation Reserve	15	—		—	6	(B)	9
Other Reserves	4	—		—	2	(B)	2
Other Valuation Allowances	18	17	(E)	—	27	(E)(F)	8

(A)	Accounts Receivable/Investments written off.

(B)	Reduced reserve to appropriate level and to remove obsolete inventory.

(C)	Includes various liquidity, credit and bad debt reserves.

(D)	Valuation allowances reversed in connection with PSEG Energy Technologies Asset Management Company LLC (PETAMC) Accounts Receivable settlement.

(E)	Recorded $10 million in connection with the sales of certain properties held by Enterprise Group Development Corporation (EGDC), in 2004.

(F)	Recorded in 2004 to reduce the carrying value of the Collins Lease by $17 million.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2006—December 31, 2004

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions				Balance at End of Period
		Charged to cost and expenses	Charged to other accounts– describe
				Deductions– describe
	(Millions)
2006:
Allowance for Doubtful Accounts	$41	$77	$—	$72(A	)	$46
2005:
Allowance for Doubtful Accounts	$34	$64	$—	$57(A	)	$41
2004:
Allowance for Doubtful Accounts	$34	$47	$—	$47(A	)	$34

(A)	Accounts Receivable/Investments written off.

PSEG POWER LLC
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2006—December 31, 2004

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions					Balance at End of Period
		Charged to cost and expenses		Charged to other accounts– describe
					Deductions– describe
	(Millions)
2006:
Materials and Supplies Valuation Reserve	$6	$7		$—	$5	(A)	$8
Other Reserves	3	—		—	3	(B)	—
2005:
Materials and Supplies Valuation Reserve	$9	$—		$—	$3	(A)	$6
Other Reserves	2	1(B	)	—	—		3
2004:
Materials and Supplies Valuation Reserve	$15	$—		$—	$6	(A)	$9
Other Reserves	4	—		—	2	(A)	2

(A)	Reduced reserve to appropriate level and removed obsolete inventory.

(B)	Includes various liquidity, credit and bad debt reserves.

PSEG ENERGY HOLDINGS L.L.C.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2006—December 31, 2004

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions					Balance at End of Period
		Charged to cost and expenses		Charged to other accounts– describe
					Deductions– describe
	(Millions)
2006:
Allowance for Doubtful Accounts	$3	$3		$—	$—		$6
Other Valuation Allowances	8	—		—	—		8
2005:
Allowance for Doubtful Accounts	$—	$3		$—	$—		$3
Other Valuation Allowances	8	—		—	—		8
2004:
Allowance for Doubtful Accounts	$6	$—		$—	$6	(A)	$—
Other Valuation Allowances	18	17(B	)	—	27	(B)(C)	8

(A)	Valuation allowances reversed in connection with PETAMC Accounts Receivable settlement.

(B)	Recorded in 2004 to reduce the carrying value of the Collins Lease by $17 million.

(C)	Recorded $10 million in connection with the sales of certain properties held by EGDC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

By:	/s/ RALPH IZZO Ralph Izzo President and Chief Operating Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ E. JAMES FERLAND E. James Ferland	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007
/s/ THOMAS M. O’FLYNN Thomas M. O’Flynn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007
/s/ DEREK M. DIRISIO Derek M. DiRisio	Vice President and Controller (Principal Accounting Officer)	February 27, 2007
/s/ CAROLINE DORSA Caroline Dorsa	Director	February 27, 2007
/s/ ERNEST H. DREW Ernest H. Drew	Director	February 27, 2007
/s/ ALBERT R. GAMPER, JR. Albert R. Gamper, Jr.	Director	February 27, 2007
/s/ CONRAD K. HARPER Conrad K. Harper	Director	February 27, 2007
/s/ WILLIAM V. HICKEY William V. Hickey	Director	February 27, 2007
/s/ RALPH IZZO Ralph Izzo	Director	February 27, 2007
/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director	February 27, 2007
/s/ THOMAS A. RENYI Thomas A. Renyi	Director	February 27, 2007
/s/ RICHARD J. SWIFT Richard J. Swift	Director	February 27, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

By:	/s/ RALPH LAROSSA Ralph LaRossa President and Chief Operating Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ E. JAMES FERLAND E. James Ferland	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007
/s/ THOMAS M. O’FLYNN Thomas M. O’Flynn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007
/s/ DEREK M. DIRISIO Derek M. DiRisio	Vice President and Controller (Principal Accounting Officer)	February 27, 2007
/s/ CAROLINE DORSA Caroline Dorsa	Director	February 27, 2007
/s/ ALBERT R. GAMPER, JR. Albert R. Gamper, Jr.	Director	February 27, 2007
/s/ CONRAD K. HARPER Conrad K. Harper	Director	February 27, 2007
/s/ RALPH IZZO Ralph Izzo	Director	February 27, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG POWER LLC

By:	/s/ FRANK CASSIDY Frank Cassidy President and Chief Operating Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ E. JAMES FERLAND E. James Ferland	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007
/s/ THOMAS M. O’FLYNN Thomas M. O’Flynn	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2007
/s/ DEREK M. DIRISIO Derek M. DiRisio	Vice President and Controller (Principal Accounting Officer)	February 27, 2007
/s/ FRANK CASSIDY Frank Cassidy	Director	February 27, 2007
/s/ RALPH IZZO Ralph Izzo	Director	February 27, 2007
/s/ R. EDWIN SELOVER R. Edwin Selover	Director	February 27, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG ENERGY HOLDINGS L.L.C.

By:	/s/ THOMAS M. O’FLYNN Thomas M. O’Flynn President and Chief Operating Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ E. JAMES FERLAND E. James Ferland	Chairman of the Board and Chief Executive Officer and Manager (Principal Executive Officer)	February 27, 2007
/s/ THOMAS M. O’FLYNN Thomas M. O’Flynn	Chief Financial Officer and Manager (Principal Financial Officer)	February 27, 2007
/s/ DEREK M. DIRISIO Derek M. DiRisio	Vice President and Controller (Principal Accounting Officer)	February 27, 2007
/s/ FRANK CASSIDY Frank Cassidy	Manager	February 27, 2007
/s/ RALPH IZZO Ralph Izzo	Manager	February 27, 2007
/s/ R. EDWIN SELOVER R. Edwin Selover	Manager	February 27, 2007

EXHIBIT INDEX

The following documents are filed as a part of this report:

a.	PSEG:

Exhibit 12: Computation of Ratios of Earnings to Fixed Charges

Exhibit 21: Subsidiaries of the Registrant

Exhibit 23: Consent of Independent Registered Public Accounting Firm

Exhibit 31a: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31b: Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32a: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32b: Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

b.

PSE&G:

Exhibit 12a: Computation of Ratios of Earnings to Fixed Charges

Exhibit 12b: Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements

Exhibit 21a: Subsidiaries of Registrant

Exhibit 23a: Consent of Independent Registered Public Accounting Firm

Exhibit 31c: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31d: Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32c: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32d: Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

c.

Power:

Exhibit 12c: Computation of Ratios of Earnings to Fixed Charges

Exhibit 23b: Consent of Independent Registered Public Accounting Firm

Exhibit 31e: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31f: Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32e: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32f: Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

d.

Energy Holdings:

Exhibit 12d: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31g: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31h: Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32g: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32h: Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code