Form 10-Q
period 2008-03-31
PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2008-05-07
CIK 1158659, 81033, 788784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of April 30, 2008, Public Service Enterprise Group Incorporated had outstanding 508,505,013 shares of its sole class of Common Stock, without par value.

PSEG Power LLC is a wholly owned subsidiary of Public Service Enterprise Group Incorporated and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

As of April 30, 2008, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

i

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1. Financial Statements—Note 5. Commitments and Contingent Liabilities, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other factors discussed in filings we make with the United States Securities and Exchange Commission (SEC). These factors include, but are not limited to:

•	Adverse changes in energy industry, policies and regulation, including market rules that may adversely affect our operating results.

•	Any inability of our energy transmission and distribution businesses to obtain adequate and timely rate relief and/or regulatory approvals from federal and/or state regulators.

•	Changes in federal and/or state environmental regulations that could increase our costs or limit operations of our generating units.

•	Changes in nuclear regulation and/or developments in the nuclear power industry generally, that could limit operations of our nuclear generating units.

•	Actions or activities at one of our nuclear units that might adversely affect our ability to continue to operate that unit or other units at the same site.

•	Any inability to balance our energy obligations, available supply and trading risks.

•	Any deterioration in our credit quality.

•	Any inability to realize anticipated tax benefits or retain tax credits.

•	Increases in the cost of or interruption in the supply of fuel and other commodities necessary to the operation of our generating units.

•	Delays or cost escalations in our construction and development activities.

•	Adverse capital market performance of our decommissioning and defined benefit plan trust funds.

•	Changes in technology and/or increased customer conservation.

All of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by management will be realized, or even if realized, will have the expected consequences to, or effects on, us or our business prospects, financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements in making any investment decision. Forward-looking statements made in this report only apply as of the date of this report. Except as may be required by the federal securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

ii

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended March 31,
	2008	2007
	(Millions) (Unaudited)
OPERATING REVENUES	$3,803	$3,508
OPERATING EXPENSES
Energy Costs	2,124	1,977
Operation and Maintenance	631	595
Depreciation and Amortization	194	192
Taxes Other Than Income Taxes	43	43

Total Operating Expenses	2,992	2,807

Income from Equity Method Investments	12	27

OPERATING INCOME	823	728
Other Income	93	72
Other Deductions	(94)	(36)
Interest Expense	(153)	(182)
Preferred Stock Dividends	(1)	(1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	668	581
Income Tax Expense	(234)	(260)

INCOME FROM CONTINUING OPERATIONS	434	321
Income from Discontinued Operations, net of tax (expense) benefit of ($6) and $1	14	8

NET INCOME	$448	$329

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	508,490	505,784

DILUTED	510,107	506,711

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.85	$0.63
NET INCOME	$0.88	$0.65

DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.85	$0.63
NET INCOME	$0.88	$0.65

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.3225	$0.2925

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$251	$381
Accounts Receivable, net of allowances of $52 and $46 in 2008 and 2007, respectively	1,709	1,552
Unbilled Revenues	307	353
Fuel	390	793
Materials and Supplies	296	296
Prepayments	54	91
Restricted Funds	95	114
Derivative Contracts	189	65
Assets of Discontinued Operations	1,394	1,162
Other	36	29

Total Current Assets	4,721	4,836

PROPERTY, PLANT AND EQUIPMENT	19,571	19,310
Less: Accumulated Depreciation and Amortization	(6,121)	(6,035)

Net Property, Plant and Equipment	13,450	13,275

NONCURRENT ASSETS
Regulatory Assets	4,919	5,165
Long-Term Investments	3,205	3,246
Nuclear Decommissioning Trust (NDT) Funds	1,209	1,276
Other Special Funds	143	164
Goodwill and Other Intangibles	59	64
Derivative Contracts	56	52
Other	206	221

Total Noncurrent Assets	9,797	10,188

TOTAL ASSETS	$27,968	$28,299

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$607	$1,123
Commercial Paper and Loans	128	65
Accounts Payable	993	1,093
Derivative Contracts	450	324
Accrued Interest	154	113
Accrued Taxes	318	204
Deferred Income Taxes	141	106
Clean Energy Program	121	135
Liabilities of Discontinued Operations	648	520
Other	605	537

Total Current Liabilities	4,165	4,220

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,234	4,454
Regulatory Liabilities	453	419
Asset Retirement Obligations	551	542
Other Postretirement Benefit (OPEB) Costs	1,007	1,003
Accrued Pension Costs	213	203
Clean Energy Program	—	14
Environmental Costs	646	649
Derivative Contracts	305	198
Long-Term Accrued Taxes	431	423
Other	123	133

Total Noncurrent Liabilities	7,963	8,038

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	6,588	6,783
Securitization Debt	1,487	1,530
Project Level, Non-Recourse Debt	339	349

Total Long-Term Debt	8,414	8,662

SUBSIDIARIES’ PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2008 and 2007—795,234 shares	80	80

COMMON STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued; 2008—533,556,660 shares; 2007—533,556,660 shares	4,742	4,732
Treasury Stock, at cost; 2008—25,034,528 shares; 2007—25,033,656 shares	(483)	(478)
Retained Earnings	3,523	3,261
Accumulated Other Comprehensive Loss	(436)	(216)

Total Common Stockholders’ Equity	7,346	7,299

Total Capitalization	15,840	16,041

TOTAL LIABILITIES AND CAPITALIZATION	$27,968	$28,299

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2008	2007
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$448	$329
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	193	196
Amortization of Nuclear Fuel	24	25
Provision for Deferred Income Taxes (Other than Leases) and ITC	2	(13)
Non-Cash Employee Benefit Plan Costs	42	46
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(26)	(15)
Gain on Sale of Investments	—	(16)
Undistributed Earnings from Affiliates	(21)	32
Foreign Currency Transaction Loss	—	1
Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(20)	34
Under Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	(38)	(47)
Over (Under) Recovery of Societal Benefits Charge (SBC)	31	(1)
Cost of Removal	(9)	(8)
Net Realized Gains (Losses) and Income (Expense) from NDT Funds	8	(19)
Net Change in Certain Current Assets and Liabilities	400	440
Employee Benefit Plan Funding and Related Payments	(24)	(21)
Investment Income and Dividend Distributions from Partnerships	—	11
Other	33	(26)

Net Cash Provided By Operating Activities	1,043	948

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(323)	(275)
Proceeds from the Sale of Investments and Capital Leases	40	7
Proceeds from NDT Funds Sales	623	501
Investment in NDT Funds	(631)	(511)
Restricted Funds	21	34
NDT Funds Interest and Dividends	11	12
Other	(3)	(1)

Net Cash Used In Investing Activities	(262)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	63	(104)
Issuance of Long-Term Debt	300	—
Issuance of Common Stock	—	33
Redemptions of Long-Term Debt	(1,013)	(113)
Repayment of Non-Recourse Debt	(13)	(16)
Redemption of Securitization Debt	(40)	(38)
Premium Paid on Early Extinguishment of Debt	(48)	—
Cash Dividends Paid on Common Stock	(164)	(148)
Other	4	5

Net Cash Used In Financing Activities	(911)	(381)

Net (Decrease) Increase in Cash and Cash Equivalents	(130)	334
Cash and Cash Equivalents at Beginning of Period	381	106

Cash and Cash Equivalents at End of Period	$251	$440

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$133	$85
Interest Paid, Net of Amounts Capitalized	$91	$126

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended March 31,
	2008	2007
	(Millions) (Unaudited)
OPERATING REVENUES	$2,375	$2,149
OPERATING EXPENSES
Energy Costs	1,589	1,488
Operation and Maintenance	239	238
Depreciation and Amortization	38	34

Total Operating Expenses	1,866	1,760

OPERATING INCOME	509	389
Other Income	86	51
Other Deductions	(91)	(29)
Interest Expense	(42)	(37)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	462	374
Income Tax Expense	(187)	(155)

INCOME FROM CONTINUING OPERATIONS	275	219
Loss from Discontinued Operations, net of tax benefit of $4	—	(6)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$275	$213

See disclosures regarding PSEG Power LLC included in the
Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9	$11
Accounts Receivable	469	533
Accounts Receivable—Affiliated Companies, net	47	441
Short-Term Loan to Affiliate	407	—
Fuel	387	791
Materials and Supplies	219	220
Energy Contracts	165	46
Restricted Funds	43	50
Prepayments	31	26
Other	33	31

Total Current Assets	1,810	2,149

PROPERTY, PLANT AND EQUIPMENT	6,667	6,565
Less: Accumulated Depreciation and Amortization	(1,830)	(1,814)

Net Property, Plant and Equipment	4,837	4,751

NONCURRENT ASSETS
Deferred Income Taxes and Investment Tax Credits (ITC)	2	—
Nuclear Decommissioning Trust (NDT) Funds	1,209	1,276
Goodwill	16	16
Other Intangibles	36	35
Other Special Funds	28	45
Energy Contracts	9	7
Other	57	57

Total Noncurrent Assets	1,357	1,436

TOTAL ASSETS	$8,004	$8,336

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts Payable	$615	$648
Short-Term Loan from Affiliate	—	238
Energy Contracts	384	300
Accrued Interest	81	34
Other	124	118

Total Current Liabilities	1,204	1,338

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	—	176
Asset Retirement Obligations	315	309
Other Postretirement Benefit (OPEB) Costs	132	129
Energy Contracts	246	158
Accrued Pension Costs	71	70
Environmental Costs	55	55
Long-Term Accrued Taxes	28	26
Other	12	12

Total Noncurrent Liabilities	859	935

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
LONG-TERM DEBT
Total Long-Term Debt	2,902	2,902

MEMBER’S EQUITY
Contributed Capital	2,000	2,000
Basis Adjustment	(986)	(986)
Retained Earnings	2,588	2,438
Accumulated Other Comprehensive Loss	(563)	(291)

Total Member’s Equity	3,039	3,161

TOTAL LIABILITIES AND MEMBER’S EQUITY	$8,004	$8,336

See disclosures regarding PSEG Power LLC included in the
Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2008	2007
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$275	$213
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	38	34
Amortization of Nuclear Fuel	24	25
Interest Accretion on Asset Retirement Obligations	6	6
Provision for Deferred Income Taxes and ITC	19	26
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(23)	4
Non-Cash Employee Benefit Plan Costs	6	7
Net Realized Losses (Gains) and Income from NDT Funds	8	(19)
Net Change in Working Capital:
Fuel, Materials and Supplies	405	490
Accounts Receivable	(58)	(105)
Accounts Payable	(12)	57
Accounts Receivable/Payable-Affiliated Companies, net	189	72
Accrued Interest Payable	47	46
Other Current Assets and Liabilities	(3)	4
Employee Benefit Plan Funding and Related Payments	—	(1)
Other	17	(35)

Net Cash Provided By Operating Activities	938	824

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(174)	(126)
Short-Term Loan—Affiliated Company, net	(407)	(525)
Proceeds from NDT Funds Sales	623	501
NDT Funds Interest and Dividends	11	12
Investment in NDT Funds	(631)	(511)
Restricted Funds	7	—
Other	(6)	(2)

Net Cash Used In Investing Activities	(577)	(651)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(125)	(125)
Short-Term Loan—Affiliated Company, net	(238)	(54)

Net Cash Used In Financing Activities	(363)	(179)

Net Decrease in Cash and Cash Equivalents	(2)	(6)
Cash and Cash Equivalents at Beginning of Period	11	13

Cash and Cash Equivalents at End of Period	$9	$7

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$19	$24
Interest Paid, Net of Amounts Capitalized	$3	$3

See disclosures regarding PSEG Power LLC included in the
Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended March 31,
	2008	2007
	(Millions) (Unaudited)
OPERATING REVENUES	$2,618	$2,486
OPERATING EXPENSES
Energy Costs	1,793	1,665
Operation and Maintenance	360	325
Depreciation and Amortization	143	145
Taxes Other Than Income Taxes	43	43

Total Operating Expenses	2,339	2,178

OPERATING INCOME	279	308
Other Income	5	5
Other Deductions	(1)	(1)
Interest Expense	(81)	(81)

INCOME BEFORE INCOME TAXES	202	231
Income Tax Expense	(65)	(99)

NET INCOME	137	132
Preferred Stock Dividends	(1)	(1)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$136	$131

See disclosures regarding PSEG Power LLC included in the
Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$68	$32
Accounts Receivable, net of allowances of $52 in 2008 and $45 in 2007	1,171	995
Unbilled Revenues	307	353
Materials and Supplies	59	53
Prepayments	7	57
Restricted Funds	10	7
Derivative Contracts	1	1
Deferred Income Taxes	47	44

Total Current Assets	1,670	1,542

PROPERTY, PLANT AND EQUIPMENT	11,678	11,531
Less: Accumulated Depreciation and Amortization	(3,980)	(3,920)

Net Property, Plant and Equipment	7,698	7,611

NONCURRENT ASSETS
Regulatory Assets	4,919	5,165
Long-Term Investments	154	153
Other Special Funds	48	57
Other	100	109

Total Noncurrent Assets	5,221	5,484

TOTAL ASSETS	$14,589	$14,637

See disclosures regarding Public Service Electric and Gas Company included in the
Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$524	$429
Commercial Paper and Loans	128	65
Accounts Payable	287	325
Accounts Payable—Affiliated Companies, net	297	559
Accrued Interest	53	56
Accrued Taxes	67	29
Clean Energy Program	121	135
Derivative Contracts	25	20
Other	422	318

Total Current Liabilities	1,924	1,936

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,442	2,440
Other Postretirement Benefit (OPEB) Costs	820	821
Accrued Pension Costs	64	63
Regulatory Liabilities	453	419
Clean Energy Program	—	14
Environmental Costs	591	594
Asset Retirement Obligations	234	231
Derivative Contracts	53	36
Long-Term Accrued Taxes	100	75
Other	9	9

Total Noncurrent Liabilities	4,766	4,702

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	2,909	3,102
Securitization Debt	1,487	1,530

Total Long-Term Debt	4,396	4,632

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2008 and 2007—795,234 shares	80	80

COMMON STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	170	170
Basis Adjustment	986	986
Retained Earnings	1,373	1,237
Accumulated Other Comprehensive Income	2	2

Total Common Stockholder’s Equity	3,423	3,287

Total Capitalization	7,899	7,999

TOTAL LIABILITIES AND CAPITALIZATION	$14,589	$14,637

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2008	2007
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$137	$132
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	143	145
Provision for Deferred Income Taxes and ITC	(13)	(24)
Non-Cash Employee Benefit Plan Costs	33	35
Non-Cash Interest Expense	1	1
Cost of Removal	(9)	(8)
Employee Benefit Plan Funding and Related Payments	(19)	(16)
Over Recovery of Electric Energy Costs (BGS and NTC)	15	4
Under Recovery of Gas Costs	(53)	(51)
Over (Under) Recovery of SBC	31	(1)
Other Non-Cash Charges	(1)	(1)
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(130)	(269)
Materials and Supplies	(6)	(7)
Prepayments	50	(4)
Accrued Taxes	37	41
Accrued Interest	(3)	(11)
Accounts Payable	(38)	7
Accounts Receivable/Payable-Affiliated Companies, net	(20)	59
Other Current Assets and Liabilities	98	27
Other	8	2

Net Cash Provided By Operating Activities	261	61

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(145)	(130)

Net Cash Used In Investing Activities	(145)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	63	238
Issuance of Long-Term Debt	300	—
Redemption of Long-Term Debt	(401)	(113)
Redemption of Securitization Debt	(40)	(38)
Deferred Issuance Costs	(1)	—
Preferred Stock Dividends	(1)	(1)

Net Cash (Used In) Provided By Financing Activities	(80)	86

Net Increase In Cash and Cash Equivalents	36	17
Cash and Cash Equivalents at Beginning of Period	32	28

Cash and Cash Equivalents at End of Period	$68	$45

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$—	$49
Interest Paid, Net of Amounts Capitalized	$81	$88

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

This combined Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), PSEG Power LLC (Power) and Public Service Electric and Gas Company (PSE&G). Information contained herein relating to any individual company is filed by such company on its own behalf. Power and PSE&G each make representations only as to itself and make no representations as to any other company.

Note 1. Organization and Basis of Presentation

Organization

PSEG

PSEG has four principal direct wholly owned subsidiaries: Power, PSE&G, PSEG Energy Holdings L.L.C. (Energy Holdings) and PSEG Services Corporation (Services).

Power

Power is a multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply, energy trading and marketing and risk management function through three principal direct wholly owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Nuclear and Fossil own and operate generation and generation-related facilities. ER&T is responsible for the day-to-day management of Power’s portfolio. Fossil, Nuclear and ER&T are subject to regulation by the Federal Energy Regulatory Commission (FERC) and Nuclear is also subject to regulation by the Nuclear Regulatory Commission (NRC).

PSE&G

PSE&G is an operating public utility engaged principally in the transmission of electric energy and distribution of electric energy and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the FERC.

PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), are wholly owned, bankruptcy-remote subsidiaries of PSE&G that purchased certain transition properties from PSE&G and issued transition bonds secured by such properties. The transition properties consist principally of the statutory rights to receive electricity consumption-based per kilowatt-hour (kWh) charges from PSE&G electric distribution customers, which represent irrevocable rights to receive amounts sufficient to recover certain of PSE&G’s transition costs related to deregulation, as approved by the BPU.

Energy Holdings

Energy Holdings has two principal direct wholly owned subsidiaries: PSEG Global L.L.C. (Global), which primarily owns and operates domestic and international projects engaged in the generation of energy and PSEG Resources L.L.C. (Resources), which has invested primarily in energy-related leveraged leases. Energy Holdings also owns Enterprise Group Development Corporation (EGDC), a commercial real estate property management business.

Global has reduced its international risk by monetizing the majority of its international investments. In December 2007, Global announced that it intends to sell its largest remaining international investment in the SAESA Group. For additional information, see Note 3. Discontinued Operations. Global is also continuing to explore options for its other remaining international investments in Italy, Venezuela and India, which had a total book asset value of approximately $123 million as of March 31, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Services

Services provides management and administrative and general services to PSEG and its subsidiaries. These include accounting, treasury, financial risk management, law, tax, planning, information technology, investor relations and certain other services. Services charges PSEG and its subsidiaries for the cost of work performed and services provided pursuant to an intercompany service agreement.

Basis of Presentation

PSEG, Power and PSE&G

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in PSEG’s, Power’s and PSE&G’s respective Annual Reports on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

PSEG and Power

Certain reclassifications have been made to the prior period financial statements to conform to the 2008 presentation. In accordance with a new policy established in the first quarter of 2008, Power has adjusted its Condensed Consolidated Balance Sheet as of December 31, 2007 to net the fair value of cash collateral receivables and payables with the corresponding net derivative balances. See Note 2. Recent Accounting Standards for additional information. In addition, operating results for the SAESA Group and Electroandes S.A. (Electroandes) were reclassified to Income from Discontinued Operations on the Condensed Consolidated Statement of Operations of PSEG for the first quarter of 2007. See Note 3. Discontinued Operations.

Note 2. Recent Accounting Standards

The following accounting standards were issued by the Financial Accounting Standards Board (FASB), but have not yet been adopted by PSEG, Power and PSE&G.

Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R))

PSEG, Power and PSE&G

In December 2007, the FASB issued SFAS 141(R) which replaces SFAS No. 141 “Business Combinations.” SFAS 141(R) will change financial accounting and reporting of business combination transactions. It is based on the principle that all the assets acquired and the liabilities assumed in a business combination should be measured at their acquisition date fair values, with limited exceptions. This standard applies to all transactions and events in which an entity obtains control of one or more businesses of an acquiree. The standard also expands the definition of a business. A transaction formerly recorded as an asset acquisition may qualify as a business combination under SFAS 141(R). It also requires that acquisition-related costs and certain restructuring costs be recognized separately from the business combination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SFAS 141(R) is effective for all business combinations with an acquisition date on or after the beginning of fiscal years commencing on or after December 15, 2008. Earlier adoption is prohibited. SFAS 141(R) is required to be adopted concurrently with SFAS 160. PSEG, Power and PSE&G will adopt SFAS 141(R) effective January 1, 2009. Accordingly, all business combinations for which the acquisition date is on or after January 1, 2009 will be accounted for under this new guidance. PSEG, Power and PSE&G do not anticipate a material impact to their respective financial statements upon adoption.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (SFAS 160)

PSEG, Power and PSE&G

In December 2007, the FASB issued SFAS 160 which significantly changes the financial reporting relationship between a parent and non-controlling interests (i.e. minority interests). SFAS 160 requires all entities to report minority interests in subsidiaries as a separate component of equity in the consolidated financial statements. Accordingly, the amount of net income attributable to the noncontrolling interest is required to be included in consolidated net income on the face of the income statement. Further, SFAS 160 requires that the transactions between a parent and noncontrolling interests should be treated as equity. However, if a subsidiary is deconsolidated, a parent is required to recognize a gain or loss.

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which are required to be applied retrospectively. PSEG, Power and PSE&G will adopt SFAS 160 effective January 1, 2009. PSEG, Power and PSE&G do not anticipate a material impact to their respective financial statements upon adoption.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161)

PSEG, Power and PSE&G

In March 2008, the FASB issued SFAS 161 which expands derivative disclosures by requiring an entity to disclose: i) an understanding of how and why an entity uses derivatives, ii) an understanding of how derivatives and related hedged items are accounted for and iii) transparency into the overall impact of derivatives on an entity’s financial statements.

SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. Earlier adoption is encouraged. PSEG, Power and PSE&G are currently analyzing the requirements of SFAS 161 and will adopt the standard on January 1, 2009. As SFAS 161 provides only disclosure requirements, PSEG, Power and PSE&G do not anticipate a material impact to their respective financial statements.

The following new accounting standards were adopted by PSEG, Power and PSE&G during 2008.

SFAS No. 157, “Fair Value Measurements” (SFAS 157)

PSEG, Power and PSE&G

In September 2006, the FASB issued SFAS 157 which provides a single definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Prior to SFAS 157, guidance for applying fair value was incorporated into several accounting pronouncements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (observable inputs) and those based on an entity’s own assumptions (unobservable inputs). Under SFAS 157, fair value measurements are disclosed by level within that hierarchy, with the highest priority being quoted prices in active markets.

SFAS 157 also nullifies the guidance in footnote 3 of Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in Energy Trading and Risk Management Activities” (EITF 02-3). The guidance in footnote 3 applied to derivative (and other) instruments measured at fair value at initial recognition under SFAS 133. That guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and the fair value of the instrument at initial recognition, if the fair value of the instrument was determined using significant unobservable inputs. Under this guidance, an entity could not recognize an unrealized gain or loss at inception of a derivative instrument unless the fair value of that instrument was obtained from a quoted market price in an active market or was otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique incorporating observable market data. SFAS 157 requires that the principles of fair value measurement should be applied for derivatives and other financial instruments at initial recognition and in all subsequent periods. At December 31, 2007, PSEG had a deferred inception loss of $34 million (pre-tax) related to Global’s Texas generation facilities. In accordance with the provisions of SFAS 157, PSEG recorded a cumulative effect adjustment of $22 million (after-tax) to January 1, 2008 Retained Earnings associated with the implementation of SFAS 157.

PSEG, Power and PSE&G adopted SFAS 157 (except for non-financial assets and liabilities as described in FASB Staff Position (FSP) FAS 157-2) effective January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2 to partially defer the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities. In February 2008, the FASB also issued FSP FAS 157-1 to exclude leasing transactions from SFAS 157’s scope.

For additional information, see Note 13. Fair Value Measurements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159)

PSEG, Power and PSE&G

In February 2007, the FASB issued SFAS 159, which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision whether to elect the fair value option is applied instrument by instrument, with a few exceptions. The decision is irrevocable and it is required to be applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities; and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of Retained Earnings.

PSEG, Power and PSE&G adopted SFAS 159 effective January 1, 2008; however, to date, PSEG, Power and PSE&G have not elected to measure any of their respective assets or liabilities at fair value under this standard.

FSP FIN 39-1, “An amendment of FASB Interpretation No. 39” (FSP FIN 39-1)

PSEG and Power

In April 2007, the FASB issued FSP FIN 39-1, which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts” to permit an entity to offset cash collateral paid or received against fair value amounts recognized for derivative instruments held with the same counterparty under the same master netting arrangement.

PSEG and Power adopted the FSP effective January 1, 2008. In accordance with the provisions of FIN 39-1, PSEG and Power established a policy of netting fair value cash collateral receivables and payables with the corresponding net derivative balances. The adoption of FSP FIN 39-1 resulted in PSEG and Power

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

offsetting cash collateral receivables of $209 million against net derivative positions as of March 31, 2008. Amounts in prior period statements have been retroactively adjusted, as required under the FSP.

Note 3. Discontinued Operations

Power

On May 16, 2007, Power completed the sale of Lawrenceburg, a 1,096-megawatt (MW), gas-fired combined cycle electric generating plant located in Lawrenceburg, Indiana, to AEP Generating Company, a subsidiary of American Electric Power Company, Inc. (AEP) for a sale price of $325 million.

Lawrenceburg’s operating results for the quarter ended March 31, 2007, which are included in Discontinued Operations, are summarized below:

Quarter Ended March 31, 2007
(Millions)
Operating Revenues	$—
Loss Before Income Taxes	$(10)
Net Loss	$(6)

Energy Holdings

SAESA Group

On December 18, 2007, Global announced that it intends to sell its investment in the SAESA Group. The SAESA Group consists of four distribution companies, one transmission company and a generation facility located in Chile.

SAESA Group’s operating results for the quarters ended March 31, 2008 and 2007, which are included in Discontinued Operations, are summarized below:

	Quarters Ended March 31,
	2008	2007
	(Millions)
Operating Revenues	$186	$94
Income Before Income Taxes	$20	$16
Net Income	$14	$14

The carrying amounts of SAESA Group’s assets as of March 31, 2008 and December 31, 2007 are summarized in the following table:

	As of March 31, 2008	As of December 31, 2007
	(Millions)
Current Assets	$264	$191
Noncurrent Assets	1,130	971

Total Assets of Discontinued Operations	$1,394	$1,162

Current Liabilities	$206	$130
Noncurrent Liabilities	442	390

Total Liabilities of Discontinued Operations	$648	$520

Electroandes

On September 19, 2007, Global entered into an agreement for the sale of Electroandes, a hydro-electric generation and transmission company in Peru that owns and operates four hydro-generation plants with total capacity of 180 MW and 437 miles of electric transmission lines.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The sale was completed on October 17, 2007 for a total purchase price of $390 million, including the assumption of approximately $108 million of debt.

Electroandes’ operating results for the quarter ended March 31, 2007, which are included in Discontinued Operations, are summarized below:

Quarter Ended March 31, 2007
(Millions)
Operating Revenues	$11
Income Before Income Taxes	$1
Net Income	$—

Note 4. Earnings Per Share (EPS)

PSEG

Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding or vesting of restricted stock awards granted under PSEG’s stock compensation plans and upon payment of performance units or restricted stock units. The following table shows the effect of these stock options, restricted stock awards, performance units and restricted stock units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Quarters Ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions)
Continuing Operations	$434	$434	$321	$321
Discontinued Operations	14	14	8	8

Net Income	$448	$448	$329	$329

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	508,490	508,490	505,784	505,784
Effect of Stock Options	—	539	—	780
Effect of Stock Performance Units	—	965	—	147
Effect of Restricted Stock	—	19	—	—
Effect of Restricted Stock Units	—	94	—	—

Total Shares	508,490	510,107	505,784	506,711

EPS:
Continuing Operations	$0.85	$0.85	$0.63	$0.63
Discontinued Operations	0.03	0.03	0.02	0.02

Net Income	$0.88	$0.88	$0.65	$0.65

Dividend payments on common stock for the quarter ended March 31, 2008 were $0.3225 per share and totaled $164 million. Dividend payments on common stock for the quarter ended March 31, 2007 were $0.2925 per share and totaled $148 million.

Note 5. Commitments and Contingent Liabilities

Guaranteed Obligations

Power

Power contracts for electricity, natural gas, oil, coal, pipeline capacity, transportation and emission allowances and engages in risk management activities through ER&T. These activities primarily involve the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

purchase and sale of energy and related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are executed with numerous counterparties and brokers. Counterparties and brokers may require guarantees, cash or cash-related instruments to be deposited on these transactions as described below.

Power has unconditionally guaranteed payments by its subsidiaries, ER&T and PSEG Power New York Inc. (Power New York) in commodity-related transactions to support current exposure, interest and other costs on sums due and payable in the ordinary course of business. These payment guarantees are provided to counterparties in order to obtain credit. Under these agreements, guarantees cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction. The face value of the guarantees outstanding as of March 31, 2008 and December 31, 2007 was $1.5 billion.

In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T and Power New York would have to fully utilize the credit granted to them by every counterparty to whom Power has provided a guarantee and all of ER&T’s and Power New York’s contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T and Power New York being simultaneously “out-of-the-money” is highly unlikely due to offsetting positions within the portfolio. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees if ER&T and/or Power New York were to default. This current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $530 million and $521 million as of March 31, 2008 and December 31, 2007, respectively.

Power is subject to counterparty collateral calls related to commodity contracts and is subject to certain creditworthiness standards as guarantor under performance guarantees for ER&T’s agreements. Changes in commodity prices, including fuel, emissions allowances and electricity, can have a material impact on margin requirements under such contracts. As of March 31, 2008 and December 31, 2007, Power had the following margin posted and received to satisfy collateral obligations, which were primarily in the form of letters of credit:

	As of March 31, 2008	As of December 31, 2007
	(Millions)
Margin Posted	$582	$188
Margin Received	$29	$44

Power also routinely enters into futures and options transactions for electricity and natural gas as part of its operations. Generally, such futures contracts require a deposit of cash margin, the amount of which is subject to change based on market movement and in accordance with exchange rules. As of March 31, 2008 and December 31, 2007, Power had deposited margin of $234 million and $168 million, respectively.

In the event of a deterioration of Power’s credit rating to below investment grade, which would represent a two level downgrade from its current ratings, many of these agreements allow the counterparty to demand that ER&T provide further performance assurance. Transactions that are margined and monitored separately from physical trading activity may not be subject to change in the event of a downgrade to Power’s rating. As of March 31, 2008, if Power were to lose its investment grade rating and, assuming all counterparties to which ER&T is “out-of-the-money” were contractually entitled to demand, and demanded, performance assurance, ER&T could be required to post additional collateral in an amount equal to $957 million. Power believes that it has the ability to post such collateral, if necessary.

In addition to amounts discussed above, Power had posted $37 million in letters of credit as of March 31, 2008 and December 31, 2007 to support various other contractual and environmental obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Environmental Matters

PSEG, Power and PSE&G

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

In 2003, the EPA notified 41 potentially responsible parties (PRPs), including Power and PSE&G, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA further indicated, with respect to PSE&G, that it believed that hazardous substances had been released from the Essex Site and a former MGP located in Harrison, New Jersey (Harrison Site), which also includes facilities for PSE&G’s ongoing gas operations. The EPA estimated that its study would require five to eight years to complete and would cost $20 million, of which it would seek to recover $10 million from the PRPs, including Power and PSE&G.

In 2006, the EPA notified the PRPs that the cost of its study will greatly exceed the $20 million initially estimated and after discussion, 70 (now 73) PRPs, including Power and PSE&G, have agreed to assume responsibility for the study pursuant to an Administrative Order on Consent and to divide the associated costs among themselves according to a mutually agreed-upon formula. The PRP group is presently executing the study. The percentage allocable to Power and PSE&G varies depending on the number of PRPs who have agreed to divide the costs but it currently approximates 6%, approximately 80% of which is attributable to PSE&G’s former MGPs and approximately 20% to Power’s generating station. Power has provided notice to insurers concerning this potential claim.

In June 2007, the EPA announced a draft Focused Feasibility Study (FFS) that proposes six options with estimated costs ranging from $900 million to $2.3 billion to address contamination cleanup in the lower eight miles of the Passaic River in addition to a “No Action” alternative. The work contemplated by the FFS is not subject to the Administrative Order on Consent or the cost sharing agreement. The EPA is reviewing comments received on the draft FFS.

CERCLA and the New Jersey Spill Compensation and Control Act (Spill Act) authorize federal and state trustees for natural resources to assess damages against persons who have discharged a hazardous substance, causing an injury to natural resources. Pursuant to the Spill Act, the New Jersey Department of Environmental Protection (NJDEP) requires persons conducting remediation to characterize injuries to natural resources and to address those injuries through restoration or damages. The NJDEP has regulations in effect concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. In 2003, PSEG, PSE&G and 56 other PRPs received a Directive and Notice to Insurers from the NJDEP that directed the PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the Spill Act. The NJDEP alleged in the Directive that it had determined that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP announced that it had estimated the cost of interim natural resource injury restoration activities along the lower Passaic River to approximate $950 million. On August 2, 2007, the National Oceanic and Atmospheric Administration of the United States Department of Commerce sent a letter to PSE&G and other companies identified as PRPs notifying them that it intended to perform an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assessment of injuries to natural resources and inviting the PRPs to participate. The PRPs have not agreed to participate in either of these natural resource damage initiatives.

PSEG cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River. However, such costs could be material.

Newark Bay Study Area

The EPA sent PSEG and 11 other entities notices that the EPA considered each of the entities to be a PRP with respect to contamination in the Newark Bay Study Area, which it defined as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. The notice letter requested that the PRPs participate and fund the EPA-approved study in the Newark Bay Study Area and encouraged the PRPs to contact Occidental Chemical Corporation (OCC) to discuss participating in the Remedial Investigation/Feasibility Study (RI/FS) that OCC is conducting in the Newark Bay Study Area. The EPA considers the Newark Bay Study Area, along with the Passaic River Study Area, to be part of the Diamond Alkali Superfund Site. The notice states the EPA’s belief that hazardous substances were released from sites owned by PSEG and located on the Hackensack River. The sites included two operating electric generating stations (Hudson and Kearny sites), and one former MGP. PSE&G’s costs to clean up former MGPs are recoverable from utility customers through the SBC. The Hudson and Kearny sites were transferred to Power in August 2000. Power assumed any environmental liabilities of PSE&G associated with the electric generating stations that PSE&G transferred to it, including the Hudson and Kearny sites. Power has provided notice to insurers concerning this potential claim. PSEG cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Newark Bay Study Area. However, such costs could be material.

Other

On June 29, 2007, the State of New Jersey filed multiple lawsuits against parties, including PSE&G, who were alleged to be responsible for injuries to natural resources in New Jersey. Included in these lawsuits was a claim against PSE&G and others arising out of PSE&G’s former Camden Coke facility, and a claim against PSE&G and others arising out of the Global Landfill matter. PSE&G has responded to the complaint in the natural resource damages case arising out of the former Camden Coke site and is in the process of remediating that site under its MGP program, discussed below. The time for PSE&G to answer the complaint in the natural resource damages case arising out of the Global Landfill matter has been delayed until June 2008 to allow the parties to negotiate an order that would resolve the natural resource damages claim. In March 2008, Power executed an Amended Consent Decree, which obligates the settling parties (including PSE&G) to implement remediation of the Global Landfill site and resolves the natural resource damages claim. PSEG, Power and PSE&G cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River, Newark Bay or other natural resource damages claims; however, such costs could be material.

PSE&G

MGP Remediation Program

PSE&G is currently working with the NJDEP under a program to assess, investigate and remediate environmental conditions at PSE&G’s former MGP sites (Remediation Program). To date, 38 sites have been identified as sites requiring some level of remedial action. In addition, the NJDEP has announced initiatives to accelerate the investigation and subsequent remediation of the riverbeds underlying surface water bodies that have been impacted by hazardous substances from adjoining sites. In 2005, the NJDEP initiated a program on the Delaware River aimed at identifying the 10 most significant sites for cleanup. One of the sites identified is PSE&G’s former Camden Coke facility located in Camden. The Remediation Program is periodically reviewed, and the estimated costs are revised by PSE&G based on regulatory requirements, experience with the program and available remediation technologies.

During the fourth quarter of 2007, PSE&G refined the detailed site estimates. Based on that review, the remaining cost of remediating all sites to completion, as well as the anticipated costs to address MGP-related material discovered in three rivers adjacent to two former MGP sites, could range between $639 million and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$812 million through 2021. Since no amount within the range was considered to be most likely, PSE&G increased its accrual to $639 million as the low end of the range as of December 31, 2007. As of March 31, 2008, PSE&G’s remaining accrual was $636 million, which represents the low end of the range less $3 million of costs incurred in 2008. Of this amount, $45 million was recorded in Other Current Liabilities and $591 million was reflected in Other Noncurrent Liabilities. The costs associated with the MGP Remediation Program have historically been recovered through the SBC charges to PSE&G ratepayers. As such, PSE&G has a Regulatory Asset recorded which is equivalent to the accrued liability.

Power

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

The PSD/NSR regulations, promulgated under the Clean Air Act, require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets, in some circumstances, when those sources undergo a “major modification,” as defined in the regulations. The federal government may order companies that are not in compliance with the PSD/NSR regulations to install the best available control technology at the affected plants and to pay monetary penalties of up to $27,500 for each day of continued violation.

On November 30, 2006, Power reached an agreement with the EPA and the NJDEP to achieve emissions reductions targets consistent with an earlier consent decree that resolved allegations of non- compliance with PSD/NSR programs at Power’s Mercer, Hudson and Bergen generating stations. Under this agreement and the consent decree, Power is required to undertake a number of technology projects, plant modifications and operating procedure changes at Hudson and Mercer designed to meet targeted reductions in emissions of sulfur dioxide, nitrogen oxide (NOx), particulate matter and mercury.

Pursuant to this program, Power has installed selective catalytic reductions at Mercer at a cost of $122 million. The cost of implementing the balance of the agreement is estimated at $475 million to $525 million for Mercer, to be completed by May 2010, and $700 million to $750 million for Hudson, to be completed by the end of 2010. Fossil also purchased and retired emissions allowances by July 31, 2007, paid a $6 million civil penalty and has agreed to contribute $3 million for programs to reduce particulate emissions from diesel engines in New Jersey. In March 2007, Fossil entered into an engineering, procurement and construction contract with a third party contractor to complete all back-end technology requirements for the Mercer station, as referenced above. Fossil signed a contract for construction management related to the Hudson back-end technology construction in July 2007.

Mercury Regulation

In March 2005, the EPA established a New Source Performance Standard limit for nickel emissions from oil-fired electric generating units, and a cap-and-trade program for mercury emissions from coal-fired electric generating units, with a first phase cap of 38 tons per year (tpy) in 2010 and a second phase cap of 15 tpy in 2018 (the ‘Clean Air Mercury Rule’). The United States Court of Appeals for the District of Columbia Circuit issued a decision on February 8, 2008 rejecting the EPA’s mercury emissions program. As a result of this decision, the EPA is required to develop emissions standards for mercury and nickel emissions that do not rely on a cap-and-trade program. The full impact, if any, of this development is uncertain until the EPA issues the new emissions standards. Compliance with the new mercury standards, however, is not expected to have a material impact on Power’s operations in New Jersey and Connecticut given the stringent mercury control requirements applicable in those states, as described below.

New Jersey and Connecticut had adopted standards for the reduction of emissions of mercury from coal-fired electric generating units. The regulations in New Jersey required the units to meet certain emissions limits or reduce emissions by 90% by December 15, 2007, unless a one-year extension was granted by NJDEP.

Under the New Jersey regulations, companies that are parties to multi-pollutant reduction agreements are permitted to postpone such reductions on half of their coal-fired electric generating capacity until December 15, 2012. With respect to Power’s New Jersey facilities, half of the reductions that were required

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

by December 15, 2007 are expected to be achieved through the installation of carbon injection technology at both Mercer Units, which was completed in January 2007. Because there is some uncertainty as to whether the system can consistently achieve the required reductions, Power has applied for and received from NJDEP approval of a one-year extension through a facility-specific control plan that includes the installation of baghouses at the Mercer Units in 2008. Installation is scheduled to be completed by the end of 2008. At its Hudson plant, Power anticipates compliance consisting of the installation of a baghouse by the end of 2010.

The mercury control technologies are also part of Power’s multi-pollutant reduction agreement, which resulted from earlier agreements that resolved issues arising out of the PSD/NSR air pollution control programs discussed above.

Mercury emissions control standards effective in July 2008 in Connecticut require coal-fired power plants in Connecticut to achieve either an emissions limit or a 90% mercury removal efficiency through technology installed to control mercury emissions. Power anticipates compliance at its Bridgeport Harbor Station resulting from the installation of a baghouse which was placed in operation in January 2008.

In February 2007, Pennsylvania finalized its “state-specific” requirements to reduce mercury emissions from coal-fired electric generating units. The Keystone and Conemaugh generating stations will be positioned by 2010 to meet Phase I of the Pennsylvania mercury rule by benefiting from reductions realized from the installation of controls for compliance with SO2 and NOx reductions. Phase 2 of the mercury rule will be addressed after a full evaluation of Phase 1 reductions.

Some uncertainty exists regarding the feasibility of achieving the reductions in mercury emissions required by the New Jersey regulations and Connecticut statute. However, the estimated costs of technology believed to be capable of meeting these emissions limits at Power’s coal-fired units in Connecticut, New Jersey and Pennsylvania have been incurred or are included in Power’s capital expenditure forecast. Total estimated costs for each project are between $150 million and $200 million. The costs for Mercer and Hudson are included in the cost estimates referred to in the PSD/NSR discussion above.

Emission Fees

Section 185 of the Clean Air Act requires states (or in the absence of state action, the EPA) in severe and extreme non-attainment areas to adopt a penalty fee for major stationary sources if the area fails to attain the one-hour ozone National Ambient Air Quality Standard (NAAQS) set by the EPA. In June 2007, the U.S. Court of Appeals for the District of Columbia Circuit ruled against the EPA, which had sought to vacate imposition of fees for NOx emissions as part of the one-hour standard for ozone attainment implementation. Power operates electric generation stations, major stationary sources, in the New Jersey-Connecticut severe non-attainment area that failed to meet the required NAAQS. Neither EPA nor the states in the non-attainment areas in which Power operates have completed the process for imposing fees in compliance with the court ruling; however, preliminary analysis suggests that penalty fees will be approximately $6 million annually. This analysis could change if the EPA or the states issue additional guidance addressing the imposition of fees, or if Power is able to reduce its emissions of NOx in the future below the statutory threshold through the installation of control technologies at one or more of Power’s generation stations.

New Jersey Industrial Site Recovery Act (ISRA)

Potential environmental liabilities related to subsurface contamination at certain generating stations have been identified. In the second quarter of 1999, in anticipation of the transfer of PSE&G’s generation-related assets to Power, a study was conducted pursuant to ISRA, which applied to the sale of certain assets. Power had a $50 million liability as of each of March 31, 2008 and December 31, 2007 related to these obligations, which is included in Environmental Costs on Power’s and PSEG’s Condensed Consolidated Balance Sheets.

Permit Renewals

In June 2001, the NJDEP issued a renewed New Jersey Pollutant Discharge Elimination System (NJPDES) permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

existing cooling water intake system. A renewal application prepared in accordance with the Federal Water Pollution Control Act (FWPCA) Section 316(b) and the Phase II 316(b) rule was filed in January 2006 with the NJDEP, which allows the station to continue operating under its existing NJPDES permit until a new permit is issued. Power’s application to renew Salem’s NJPDES permit demonstrates that the station satisfies FWPCA Section 316(b) and meets the Phase II 316(b) rule’s performance standards for reduction of impingement and entrainment through the station’s existing cooling water intake technology and operations plus implemented restoration measures. The application further demonstrates that even without the benefits of restoration, the station meets the Phase II 316(b) rule’s site-specific determination standards, both on a comparison of the costs and benefits of new intake technology as well as a comparison of the costs to implement the technology at the facility to the cost estimates prepared by the EPA.

On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its decision in litigation of the Phase II 316(b) regulations brought by several environmental groups, the Attorneys General of six Northeastern states, including New Jersey, the Utility Water Act Group and several of its members, including Power. The court remanded major portions of the regulations and determined that Section 316(b) of the FWPCA does not support the use of restoration and the site-specific cost-benefit test. The court instructed the EPA to reconsider the definition of “best technology available” without comparing the costs of the best performing technology to its benefits. Prior to this decision, Power had used restoration and/or a site-specific cost-benefit test in applications it had filed to renew the permits at its once-through cooled plants, including Salem, Hudson and Mercer.

In May 2007, Power and other industry petitioners filed with the Second Circuit Court a request for a rehearing, which was denied. The parties, including Power, requested U.S. Supreme Court review of the matter. On April 14, 2008, the U.S. Supreme Court granted the request of industry petitioners, including Power, to review the question of whether Section 316(b) of the FWPCA allows EPA to compare costs with benefits in determining the “best technology available” for minimizing adverse environmental impact at cooling water intake structures. Oral argument will occur in the Court’s 2008- 2009 term, which begins in October 2008. It is anticipated that the Court will render a decision during that term.

Although the rule applies to all of Power’s electric generating units that use surface waters for once-through cooling purposes, the impact of the rule and the decision of the Second Circuit Court cannot be determined at this time for all of Power’s facilities. Depending on the final decision of the U.S. Supreme Court, and subsequent actions by the EPA to promulgate a revised rule, the Second Circuit’s decision could have a material impact on Power’s ability to renew its New Jersey and Connecticut permits at its larger once-through cooled plants, including Salem, Hudson, Mercer, Bridgeport and, possibly, Sewaren and New Haven, without making significant upgrades to their existing intake structures and cooling systems. If the NJDEP and the Connecticut Department of Environmental Protection were to require installation of closed-cycle cooling or its equivalent at these once-through cooled facilities, the related costs and impacts would be material to Power and would require economic review to determine whether to continue operations.

For example, Power’s application to renew its Salem permit, filed in February 2006 with the NJDEP, estimated the costs associated with cooling towers for Salem to be approximately $1 billion, of which Power’s share would be approximately $575 million. Potential costs associated with any closed-cycle cooling requirements are not included in Power’s currently forecasted capital expenditures.

New Generation and Development

Power

Power plans to modestly increase its generating capacity at Hope Creek and Salem Unit 2 in 2008. Phase I of the Hope Creek turbine replacement project increased the capacity of the unit by 10 MW in 2005, and Phase II, which is expected to add approximately 125 MW of capacity, is expected to be completed and in operation in the second quarter of 2008. Phase I of the Salem Unit 2 turbine upgrade increased Power’s share of the capacity by 14 MW in 2003. Phase II is currently scheduled to be completed and in operation in the second quarter of 2008, concurrent with steam generator replacement and is anticipated to increase Power’s share of the capacity by an additional 15 MW. As of March 31, 2008, Power’s expenditures for these projects

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

were $203 million (including IDC of $24 million) with an aggregate estimated share of total costs for these projects of $216 million (including IDC of $28 million).

Completion of the projects discussed above within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)

Power and PSE&G

PSE&G obtains its electric supply requirements through the annual New Jersey BGS auctions for customers who do not purchase electric supply from third-party suppliers. PSE&G enters into the Supplier Master Agreement (SMA) with the winners of these BGS auctions within three business days following the BPU’s approval. PSE&G has entered into contracts with Power, as well as with other winning BGS suppliers, to purchase BGS for PSE&G’s anticipated load requirements. The winners of the auction are responsible for fulfilling all the requirements of a PJM Interconnection L.L.C. (PJM) Load Serving Entity including capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume any customer migration risk and must satisfy New Jersey’s renewable portfolio standards.

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

PSE&G has contracted for its anticipated BGS-Fixed Price load, as follows:

	Auction Year
	2005	2006	2007	2008
36 Month Terms Ending	May 2008	May 2009	May 2010	May 2011(a	)
Load (MW)	2,840	2,882	2,758	2,840
$ per kWh	$0.06541	$0.10251	$0.09888	$0.1115

(a)	Prices set in the February 2008 BGS Auction are effective on June 1, 2008 when the 2005 Auction Year agreements expire.

PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. The contract extends through March 31, 2012, and year-to-year thereafter. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits recovery of the cost of gas hedging up to 115 billion cubic feet or approximately 80% of PSE&G’s residential gas supply annually through the BGSS tariff. For additional information, see Note 14. Related-Party Transactions.

The BPU is currently conducting an audit of the gas procurement practices of all four New Jersey gas utilities, including PSE&G. The outcome of this proceeding cannot be predicted.

Minimum Fuel Purchase Requirements

Power

Coal

Power purchases coal and oil for certain of its fossil generation stations through various long-term commitments. As of March 31, 2008, the total minimum purchase requirements included in these commitments amount to approximately $1.1 billion through 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Uranium

Power has several long-term purchase contracts for the supply of nuclear fuel for the Salem and Hope Creek nuclear generating stations. Power has inventory and commitments to purchase sufficient quantities of uranium concentrates to meet 100% of its total estimated requirements through 2011 and approximately 60% of its estimated requirements for 2012. Additionally, Power has commitments for uranium hexafluoride to meet 100% of its estimated requirements for 2011 and 92% for 2012. These commitments, based on current market prices, which have increased substantially over the past two to three years, total $422 million ($285 million Power’s estimated share). Power’s policy is to maintain certain levels of concentrates and uranium hexafluoride in inventory and to make periodic purchases to support such levels. As such, the commitments referred to above include estimated quantities to be purchased that are in excess of contractual minimum quantities.

Power also has commitments that provide 100% of its uranium enrichment requirements through 2011 and 35% for 2012, totaling $285 million ($191 million Power’s estimated share).

Power has commitments that provide 100% of the fabrication of fuel assemblies for reloads required through 2011 for Salem and through 2012 for Hope Creek that total $121 million ($88 million Power’s estimated share). Exelon Generation has informed Power that the Peach Bottom plant has inventory and commitments to purchase sufficient quantities of uranium (concentrates and uranium hexafluoride) to meet 100% of its total estimated requirements through 2010. Additionally, Exelon Generation has commitments covering approximately 100% of its estimated requirements for 2011 and 47% for 2012.

Natural Gas

In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas, primarily to meet its gas supply obligations to PSE&G. As of March 31, 2008, the total minimum requirements under these contracts were approximately $1 billion through 2012.

These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.

Global’s Texas generation facilities have entered into gas supply agreements for their anticipated fuel requirements to satisfy obligations under their forward energy sales contracts. As of March 31, 2008, the plants had fuel purchase commitments totaling $83 million to support all of their contracted energy sales.

Regulatory Proceedings

PSEG and PSE&G

Electric Discount and Energy Competition Act (Competition Act)

On April 23, 2007, PSE&G and Transition Funding were served with a copy of a purported class action complaint (Complaint) in New Jersey Superior Court challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the Transition Bond charge (TBC) of Transition Funding, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected. On July 30, 2007, PSE&G filed a motion to dismiss the amended Complaint, or, in the alternative, for summary judgment. On October 10, 2007, PSE&G’s and Transition Funding’s motion to dismiss the Amended Complaint was granted. On November 21, 2007, the plaintiff filed a notice of appeal with the Appellate Division of the New Jersey Superior Court. Briefing of the appeal has been completed.

On July 9, 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. On September 30, 2007, PSE&G filed a motion with the BPU to dismiss the petition. PSE&G’s motion to dismiss the BPU petition is pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment Tax Credits (ITC)

The Internal Revenue Service (IRS) has issued several private letter rulings (PLRs) that concluded that the refunding of excess deferred tax and ITC balances to utility customers was permitted only over the related assets’ regulatory lives, which for PSE&G, was terminated upon New Jersey’s electric industry deregulation in 1999. Based on this fact, in 1999, PSE&G reversed the deferred tax and ITC liability relating to the generation assets that were transferred to Power, and recorded a $235 million reduction of the extraordinary charge due to such restructuring of the industry in New Jersey. In May 2006, the IRS issued a PLR to PSE&G, which concluded that none of the generation ITC could be passed to utility customers without violating its normalization rules. On March 19, 2008, the Treasury issued final regulations that confirmed that none of the generation-related ITC could be passed to utility customers without violating the normalization rules. PSE&G has advised the BPU of these regulations and awaits the BPU’s determination on this matter. While the issuance of the regulations is a favorable development for PSE&G, no assurance can be given as to final outcome of this issue.

BPU Deferral Audit

The BPU Energy and Audit Division conducts audits of deferred balances under various adjustment clauses. A draft Deferral Audit—Phase II report relating to the 12-month period ended July 31, 2003 was released by the consultant to the BPU in April 2005. The draft report addresses the SBC, Market Transition Charge (MTC) and Non-Utility Generation deferred balances. The BPU released the report on May 13, 2005.

While the consultant to the BPU found that the Phase II deferral balances complied in all material respects with the BPU Orders regarding such deferrals, the consultant noted that the BPU Staff had raised certain questions with respect to the reconciliation method PSE&G had employed in calculating the overrecovery of its MTC and other charges during the Phase I and Phase II four-year transition period. The amount in dispute is $114 million, which if required to be refunded to customers with interest through March 2008, would be $128 million.

At PSE&G’s request, the matter was transmitted to the Office of Administrative Law for the development of an evidentiary record and an initial decision. The BPU granted the request on February 7, 2007. On May 25, 2007, PSE&G filed a motion for Summary Judgment requesting dismissal of the matter. On September 28, 2007, the Administrative Law Judge issued an initial decision denying PSE&G’s motion to dismiss the matter and ordering the filing of testimony and evidentiary hearings. Hearing dates have been established for July 2008. The BPU Staff and New Jersey Division of Rate Counsel have both asserted in briefs that the disputed amount be refunded to customers.

While PSE&G believes the MTC methodology it used was fully litigated and resolved by the prior BPU Orders in its previous electric base rate case, deferral audit and deferral proceedings, PSE&G cannot predict the outcome of this proceeding.

New Jersey Clean Energy Program

The BPU has approved a funding requirement for each New Jersey utility applicable to its Renewable Energy and Energy Efficiency programs for the years 2005 to 2008. The sum of PSE&G’s electric and gas funding requirement was $28 million and $37 million for the three months ended March 31, 2008 and 2007, respectively. The remaining liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are expected to be recovered from PSE&G ratepayers through the SBC. The liability for the funding requirement as of March 31, 2008 and December 31, 2007 was $121 million and $149 million, respectively.

Energy Holdings

Leveraged Lease Investments

On November 16, 2006, the IRS issued its Revenue Agent’s Report for tax years 1997 through 2000, which disallowed all deductions associated with certain lease transactions that are similar to a type that the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

IRS publicly announced its intention to challenge. In addition, the IRS imposed a 20% penalty for substantial understatement of tax liability. In February 2007, PSEG filed a protest of these findings with the Office of Appeals of the IRS.

On April 9, 2008, the IRS issued its Revenue Agent’s Report for tax years 2001 through 2003, which disallowed all deductions associated with lease transactions similar to those disallowed in its 1997 through 2000 Report. As in its prior report, the IRS imposed a 20% penalty. PSEG is presently preparing a protest to this report which will be filed with the Office of Appeals of the IRS.

As of March 31, 2008 and December 31, 2007, Resources’ total gross investment in such transactions was $1.5 billion.

PSEG has been in discussions with the Office of Appeals of the IRS concerning the deductions that have been disallowed. The outcome of such discussions cannot be predicted.

There are several tax cases involving other taxpayers with similar leverage lease investments that are pending. To date, two of these cases have been decided at the trial court level, both in favor of the government. An appeal of one of these decisions was recently affirmed. The other cases are in earlier stages. Based on these developments and its ongoing discussions with the IRS, PSEG anticipates that, absent reaching an agreement with the IRS to resolve this issue, a decision to proceed to litigation may occur in 2008. It is also reasonably possible that a re-measurement of unrecognized tax benefits related to these lease transactions will occur during the next 12 months. Such re-measurement could result in a material charge to earnings and a corresponding material impact to the Condensed Consolidated Balance Sheet; however, such impacts cannot be estimated at this time.

If all deductions associated with these lease transactions are successfully challenged by the IRS, it could have a material adverse impact on PSEG’s Condensed Consolidated Financial Statements and could impact future returns on these transactions. PSEG believes that its tax position related to these transactions is proper based on applicable statutes, regulations and case law.

If the IRS’ disallowance of tax benefits associated with all of these lease transactions were sustained, $904 million of PSEG’s deferred tax liabilities that have been recorded under leveraged lease accounting through March 31, 2008 would become currently payable. In addition, as of March 31, 2008 interest of $195 million, after-tax, and penalties of $173 million may become payable, with potential additional interest and penalties of $15 million continuing to accrue quarterly. PSEG’s management has assessed the probability of various outcomes to this matter and recorded the tax effect to be realized in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48). In December 2007, PSEG deposited $100 million with the IRS to defray potential interest costs associated with this disputed tax liability. In the event PSEG is successful in its defense of its position, the deposit is fully refundable with interest.

Note 6. Financial Risk Management Activities

The operations of PSEG, Power and PSE&G are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect their results of operations and financial conditions. PSEG, Power and PSE&G manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, Power and PSE&G use the term ‘hedge’ to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the gains or losses on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG, Power and PSE&G uses derivative instruments as risk management tools consistent with its respective business plan and prudent business practices.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Instruments and Hedging Activities

Energy Contracts

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

Power maintains a strategy of entering into positions to optimize the value of its portfolio and reduce earnings volatility of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy seeking to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures. There have been significant increases in commodity prices over the last year. The resultant changes in market values for energy and related contracts that qualify for hedge accounting have resulted in significant increases to Accumulated Other Comprehensive Loss. For additional information, see Note 5. Commitments and Contingent Liabilities. For contracts not qualifying for hedge accounting, Power marks its derivative energy contracts to market in accordance with SFAS 133, with changes in fair value charged to the Consolidated Statements of Operations. Wherever possible, fair values for these contracts are obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices, as applicable, to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

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

Cash Flow Hedges

Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps and futures transactions to hedge the price of fuel to meet its fuel purchase requirements. These derivative transactions are designated and effective as cash flow hedges under SFAS 133. As of March 31, 2008, the fair value of these hedges was $(811) million. These hedges resulted in a $(493) million after-tax impact on Accumulated Other Comprehensive Loss. As of December 31, 2007, the fair value of these hedges was $(427) million. These hedges, along with realized losses on hedges of $(4) million retained in Accumulated Other Comprehensive Loss, resulted in a $(250) million after-tax impact on Accumulated Other Comprehensive Loss. During the 12 months ending March 31, 2009, $(295) million of after-tax unrealized losses on these commodity derivatives is expected to be reclassified to earnings with another $(143) million of after-tax unrealized losses to be reclassified to earnings for the 12 months ending March 31, 2010. Ineffectiveness associated with these hedges, as defined in SFAS 133, was a gain of $4 million at March 31, 2008. The expiration date of the longest dated cash flow hedge is in 2011.

Other Derivatives

Power also enters into certain other contracts that are derivatives, but do not qualify for cash flow hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations and a portion is used in Power’s Nuclear Decommissioning Trust Funds (NDT). Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs, Operating Revenues, Other Income or Other Deductions, as appropriate, on the Consolidated Statements of Operations. The net fair value of these instruments was $(4) million and $(10) million as of March 31, 2008 and December 31, 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Energy Holdings

Other Derivatives

PSEG Texas enters into electricity forward and capacity sales contracts to sell a portion of its 2,000 MW capacity with the balance sold into the daily spot market. PSEG Texas also enters into gas purchase contracts to specifically match the generation requirements to support the electricity forward sales contracts. Although these contracts fix the amount of revenue, fuel costs and cash flows, and thereby provide financial stability to PSEG Texas, these contracts are, based on their terms, derivatives that do not meet the specific accounting criteria in SFAS 133 to qualify for the normal purchases and normal sales exception, or to be designated as a hedge for accounting purposes. As a result, these contracts must be recorded at fair value through the Consolidated Statements of Operations. The net fair value of the open positions was $32 million and $63 million as of March 31, 2008 and December 31, 2007, respectively.

In March 2008, in connection with the sale of SAESA, Energy Holdings purchased two options to sell Chilean Pesos and receive U.S. Dollars at strike prices of 475 and 480 Chilean Pesos to the U.S. Dollar for a combined notional amount of $100 million. These are four month options which will protect the expected sales proceeds of SAESA from a devaluation of the Chilean Peso prior to the anticipated sale. The fair value of the option contracts was $1 million at March 31, 2008. Subsequent to March 31, 2008, Energy Holdings entered into four additional options at strike prices between 470 and 480 Chilean Pesos to the U.S. Dollar for an additional notional amount of $200 million.

Interest Rates

PSEG, Power and PSE&G

PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed and floating rate debt and interest rate derivatives.

Fair Value Hedges

PSEG and Power

In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009. PSEG used an interest rate swap to convert Power’s fixed-rate debt into variable-rate debt. The interest rate swap is designated and effective as a fair value hedge. The fair value changes of the interest rate swap are fully offset by the fair value changes in the underlying debt. As of March 31, 2008 and December 31, 2007, the fair value of the hedge was less than $1 million and $(3) million, respectively.

Cash Flow Hedges

PSEG and PSE&G

PSEG and PSE&G use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. Except for PSE&G’s cash flow hedges, the fair value changes of these derivatives are initially recorded in Accumulated Other Comprehensive Loss. As of March 31, 2008, the fair value of these cash flow hedges was $(5) million and $(13) million at PSE&G and Energy Holdings, respectively. As of December 31, 2007, the fair value of these cash flow hedges was $(4) million and $(7) million at PSE&G and Energy Holdings, respectively. The $(5) million and $(4) million at PSE&G as of March 31, 2008 and December 31, 2007, is not included in Accumulated Other Comprehensive Loss, as it is deferred as a Regulatory Asset and is expected to be recovered from PSE&G’s customers. During the next 12 months, $(6) million of unrealized losses (net of taxes) on interest rate derivatives in Accumulated Other Comprehensive Loss is expected to be reclassified at PSEG. As of March 31, 2008, there was no hedge ineffectiveness associated with these hedges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Comprehensive Income, Net of Tax

	Power (A)	PSE&G	Other (B)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2008:
Net Income	$275	$137	$36	$448
Other Comprehensive (Loss) Income	(272)	—	52	(220)

Comprehensive Income	$3	$137	$88	$228

For the Quarter Ended March 31, 2007:
Net Income (Loss)	$213	$132	$(16)	$329
Other Comprehensive Loss	(155)	—	(9)	(164)

Comprehensive Income (Loss)	$58	$132	$(25)	$165

(A)	Changes at Power primarily relate to changes in SFAS 133 unrealized gains and losses on derivative contracts that qualify for hedge accounting in 2008 and 2007, as detailed below.

(B)

Other consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations. Changes for 2008 and 2007 primarily relate to foreign currency translation adjustments at Global, as detailed below.

Accumulated Other Comprehensive Income (Loss)

	Balance as of December 31, 2007	Power	PSE&G	Other	Balance as of March 31, 2008
	(Millions)
For the Quarter Ended March 31, 2008:
Derivative Contracts	$(259)	$(242)	$—	$(4)	$(505)
Pension and OPEB Plans	(167)	—	—	—	(167)
Currency Translation Adjustment	107	—	—	56	163
NDT Funds	97	(30)	—	—	67
Other	6	—	—	—	6

	$(216)	$(272)	$—	$52	$(436)

	Balance as of December 31, 2006	Power	PSE&G	Other	Balance as of March 31, 2007
	(Millions)
For the Quarter Ended March 31, 2007:
Derivative Contracts	$(114)	$(158)	$—	$—	$(272)
Pension and OPEB Plans	(214)	2	—	—	(212)
Currency Translation Adjustment	110	—	—	(9)	101
NDT Funds	108	1	—	—	109
Other	2	—	—	—	2

	$(108)	$(155)	$—	$(9)	$(272)

Note 8. Changes in Capitalization

Power

In March 2008, Power paid a cash dividend to PSEG of $125 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G

In May 2008, PSE&G redeemed its outstanding $157 million of 6.375% First and Refunding Mortgage Bonds Remarketable Series YY Due 2023 Mandatorily Tendered 2008. PSE&G paid approximately $32 million in cash to settle the remarketing option held by the remarketing dealer.

In April 2008, PSE&G issued $400 million of 5.30% Medium-Term Notes, Series E due May 1, 2018.

In March 2008, PSE&G issued $300 million of Floating Rate (3-month Libor + 0.875%) Bonds due 2010.

As of December 31, 2007, PSE&G had $494 million of variable rate pollution control bonds outstanding which serviced and secured a like amount of insured tax-exempt variable rate bonds of the Pollution Control Authority of Salem County (Salem County Authority). Through April 2008, PSE&G purchased $494 million of the Salem County Authority bonds which were either being held by the broker/dealer or tendered by bondholders upon conversion of the bonds to a weekly interest rate mode. These purchases were recorded as a reduction to PSE&G’s Long-Term Debt included on its Condensed Consolidated Balance Sheets. PSE&G intends to hold these bonds until they can be remarketed or refinanced.

For the quarter ended March 31, 2008, Transition Funding repaid $40 million of its transition bonds.

Energy Holdings

In March 2008, Energy Holdings repurchased $5 million of the $530 million then outstanding 8.50% Senior Notes due 2011.

In February 2008, Energy Holdings repaid at maturity $207 million of its 8.625% Senior Notes.

In January 2008, Energy Holdings redeemed its outstanding $400 million of 10% Senior Notes due 2009.

During the first three months of 2008, Energy Holdings’ subsidiaries repaid $13 million of non-recourse debt, primarily related to Global’s Texas generation facilities.

Note 9. Other Income and Deductions

	Power	PSE&G	Other (A)	Consolidated Total
	(Millions)
Other Income:
For the Quarter Ended March 31, 2008:
Interest and Dividend Income	$2	$2	$9	$13
NDT Fund Realized Gains	75	—	—	75
NDT Interest and Dividend Income	8	—	—	8
Other	1	3	(7)	(3)

Total Other Income	$86	$5	$2	$93

For the Quarter Ended March 31, 2007:
Interest and Dividend Income	$5	$3	$3	$11
NDT Fund Realized Gains	34	—	—	34
NDT Interest and Dividend Income	12	—	—	12
Change in Derivative Fair Value	—	—	1	1
Arbitration Award (Konya-Ilgin)	—	—	9	9
Other	—	2	3	5

Total Other Income	$51	$5	$16	$72

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	PSE&G	Other (A)	Consolidated Total
	(Millions)
Other Deductions:
For the Quarter Ended March 31, 2008:
Donations	$—	$1	$—	$1
NDT Fund Realized Losses and Expenses	53	—	—	53
Loss on Early Extinguishment of Debt	—	—	2	2
Other-Than-Temporary Impairment of Investments	38	—	—	38

Total Other Deductions	$91	$1	$2	$94

For the Quarter Ended March 31, 2007:
Donations	$—	$1	$5	$6
NDT Fund Realized Losses and Expenses	17	—	—	17
Foreign Currency Losses	—	—	1	1
Loss on Disposition of Assets	1	—	—	1
Other-Than-Temporary Impairment of Investments	10	—	—	10
Other	1	—	—	1

Total Other Deductions	$29	$1	$6	$36

(A)	Other primarily consists of activity at PSEG (parent company), Energy Holdings, Services and intercompany eliminations.

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

	Pension Benefits		OPEB
	Quarters Ended March 31,		Quarters Ended March 31,
	2008	2007	2008	2007
	(Millions)
Components of Net Periodic Benefit Costs:
Service Cost	$19	$21	$4	$4
Interest Cost	57	54	18	18
Expected Return on Plan Assets	(72)	(72)	(4)	(4)
Amortization of Net
Transition Obligation	—	—	7	7
Prior Service Cost	2	3	3	3
Loss	3	5	—	2

Net Periodic Benefit Cost	9	11	28	30
Effect of Regulatory Asset	—	—	5	5

Total Benefit Costs	$9	$11	$33	$35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG, Power and PSE&G

Pension costs and OPEB costs for PSEG, Power and PSE&G are detailed as follows:

	Pension Benefits		OPEB
	Quarters Ended March 31,		Quarters Ended March 31,
	2008	2007	2008	2007
	(Millions)
Power	$3	$3	$3	$4
PSE&G	4	5	29	30
Other	2	3	1	1

Total PSEG Consolidated Benefit Costs	$9	$11	$33	$35

Note 11. Income Taxes

An analysis of the tax provision expense is as follows:

	Power	PSE&G	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2008:
Income Before Income Taxes	$462	$202	$4	$668

Tax Computed at the Statutory Rate	$162	$70	$2	$234
Increase (Decrease) Attributable to Flow Through of Certain Tax Adjustments:
State Income Taxes after Federal Benefit	29	15	(2)	42
Uncertain Tax Positions	1	(20)	(17)	(36)
Other	(5)	—	(1)	(6)

Total Income Tax Expense (Benefit)	$187	$65	$(18)	$234

Effective Income Tax Rate	40.5%	32.2%	N/A	35.0%

For the Quarter Ended March 31, 2007:
Income (Loss) Before Income Taxes	$374	$231	$(24)	$581

Tax Computed at the Statutory Rate	$131	$81	$(8)	$204
Increase (Decrease) Attributable to Flow Through of Certain Tax Adjustments:
State Income Taxes after Federal Benefit	23	16	(3)	36
Foreign Operations	—	—	12	12
Uncertain Tax Positions	1	—	5	6
Other	—	2	—	2

Total Income Tax Expense	$155	$99	$6	$260

Effective Income Tax Rate	41.4%	42.9%	N/A	44.8%

(A)

PSEG’s other activities include amounts applicable to PSEG (as parent corporation) that primarily relate to financing and certain administrative and general costs and amounts applicable to Energy Holdings (as parent company) that reflect interim period distortion due to asset sales and other one-time adjustments.

Each of PSEG, Power and PSE&G provide deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from PSE&G’s customers in the future. Accordingly, an offsetting regulatory asset was established. As of March 31, 2008, PSE&G had a regulatory asset of $421 million representing the tax costs expected to be recovered through rates based upon established regulatory practices, which permit recovery of current taxes payable. This amount was determined using the enacted federal income tax rate of 35% and state income tax rate of 9%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG and its subsidiaries adopted FIN 48 effective January 1, 2007, which prescribes a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

On December 17, 2007, PSEG made a tax deposit with the IRS in the amount of $100 million to defray interest costs associated with disputed tax assessments associated with certain lease investments (see Note 5. Commitments and Contingent Liabilities). The $100 million deposit is fully refundable and is recorded as a reduction to the Unrecognized Tax Benefit liability on PSEG’s Consolidated Balance Sheet.

Based on decisions in two court cases involving lease investments by other taxpayers as described in Note 5. Commitments and Contingent Liabilities, it is reasonably possible that a re-measurement of unrecognized tax benefits will occur during the next 12 months. Such re-measurement could result in a material charge to earnings and a corresponding material impact to PSEG’s Consolidated Balance Sheet; however, such impacts cannot be estimated at this time.

It is reasonably possible that approximately $(67) million of unrecognized tax benefits at PSEG associated with a change in accounting method for federal income tax purposes, including $(38) million at PSE&G, will be settled within 12 months due to agreement with the IRS’ position with respect to these items. The change in method related to the adoption of the Simplified Service cost method of capitalizing indirect costs.

Note 12. Financial Information by Business Segments

Information related to the segments of PSEG and its subsidiaries is detailed below:

	Power	PSE&G	Resources	Global	Other (A)	Consolidated
	(Millions)
For the Quarter Ended March 31, 2008:
Total Operating Revenues	$2,375	$2,618	$31	$108	$(1,329)	$3,803
Income (Loss) From Continuing Operations	275	137	14	14	(6)	434
Income from Discontinued Operations, net of tax	—	—	—	14	—	14
Net Income (Loss)	275	137	14	28	(6)	448
Preferred Securities Dividends	—	(1)	—	—	1	—
Segment Earnings (Loss)	275	136	14	28	(5)	448
Gross Additions to Long-Lived Assets	174	145	—	2	2	323
As of March 31, 2008:
Total Assets	$8,004	$14,589	$2,959	$2,521	$(105)	$27,968
Investments in Equity Method Subsidiaries	$17	$—	$—	$214	$—	$231
For the Quarter Ended March 31, 2007:
Total Operating Revenues	$2,149	$2,486	$44	$102	$(1,273)	$3,508
Income (Loss) From Continuing Operations	219	132	17	(27)	(20)	321
(Loss) Income from Discontinued Operations, net of tax	(6)	—	—	14	—	8
Net Income (Loss)	213	132	17	(13)	(20)	329
Preferred Securities Dividends	—	(1)	—	—	1	—
Segment Earnings (Loss)	213	131	17	(13)	(19)	329
Gross Additions to Long-Lived Assets	126	130	—	16	3	275
As of December 31, 2007:
Total Assets	$8,336	$14,637	$2,992	$2,334	$—	$28,299
Investments in Equity Method Subsidiaries	$14	$—	$—	$208	$—	$222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)

PSEG’s other activities include amounts applicable to PSEG (as parent corporation) and Energy Holdings (as parent company) and EGDC and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 14. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at PSEG, as parent corporation.

Note 13. Fair Value Measurements

PSEG, Power and PSE&G

Effective January 1, 2008, PSEG, Power and PSE&G adopted SFAS 157 except for non-financial assets and liabilities as described in FSP FAS 157-2 and discussed in Note 2. Recent Accounting Standards. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources and those based on an entity’s own assumptions. The hierarchy prioritizes the inputs to fair value measurement into three levels:

Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG, Power and PSE&G have the ability to access. These consist primarily of listed equity securities, exchange traded derivatives and certain U.S. government treasury securities.

Level 2—measurements include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals. These consist primarily of non-exchange traded derivatives such as forward contracts or options and most fixed income securities.

Level 3—measurements use unobservable inputs for assets or liabilities, are based on the best information available and might include an entity’s own data. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. These consist mainly of various FTRs, other longer term capacity and transportation contracts and certain commingled securities.

In addition to establishing a measurement framework, SFAS 157 nullifies the guidance of EITF 02-3, which did not allow an entity to recognize an unrealized gain or loss at the inception of a derivative instrument unless the fair value of that instrument was obtained from a quoted market price in an active market or was otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique incorporating observable market data. Under EITF 02-3, PSEG Texas had a deferred inception loss of $34 million, pre-tax, at December 31, 2007 related to a five-year capacity contract at its generation facilities, which was being amortized at $11 million per year through 2010. In accordance with the provisions of SFAS 157, PSEG Texas recorded a cumulative effect adjustment of $22 million after-tax to January 1, 2008 Retained Earnings associated with the implementation of SFAS 157.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about PSEG’s, Power’s, and PSE&G’s respective assets and liabilities measured at fair value on a recurring basis at March 31, 2008, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

	Recurring Fair Value Measurements as of March 31, 2008
Description	Total at March 31, 2008	Cash Collateral Netting (F)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
PSEG
Assets:
Derivative Contracts:
Energy Trading Contracts (A)	$173	$—	$—	$160	$13
Commodity Hedges (A)	$1	$—	$—	$—	$1
Other Commodity Contracts (B)	$69	$—	$—	$6	$63
Foreign Currency Contract (C)	$1	$—	$—	$1	$—
NDT Funds (D)	$1,281	$—	$684	$570	$27
Rabbi Trusts (D)	$138	$—	$14	$110	$14
Other Long-Term Investments (E)	$3	$—	$4	$(1)	$—
Liabilities:
Derivative Contracts:
Energy Trading Contracts (A)	$25	$(2)	$—	$23	$4
Commodity Hedges (A)	$605	$(207)	$—	$812	$—
Other Commodity Contracts (B)	$108	$—	$—	$35	$73
Interest Rate Swaps (C)	$17	$—	$—	$17	$—
Power
Assets:
Derivative Contracts:
Energy Trading Contracts (A)	$173	$—	$—	$160	$13
Commodity Hedges (A)	$1	$—	$—	$—	$1
NDT Funds (D)	$1,281	$—	$684	$570	$27
Rabbi Trusts (D)	$28	$—	$3	$22	$3
Liabilities:
Derivative Contracts:
Energy Trading Contracts (A)	$25	$(2)	$—	$23	$4
Commodity Hedges (A)	$605	$(207)	$—	$812	$—
PSE&G
Assets:
Derivative Contracts:
Other Commodity Contracts (B)	$2	$—	$—	$—	$2
Rabbi Trusts (D)	$48	$—	$5	$38	$5
Liabilities:
Other Commodity Contracts (B)	$73	$—	$—	$—	$73
Interest Rate Swap (C)	$5	$—	$—	$5	$—

(A)

Whenever possible, fair values for energy trading and commodity hedge contracts are obtained from quoted market sources in active markets. When this pricing is unavailable, contracts are valued using broker or dealer quotes or auction prices. For contracts where no observable market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices, as applicable, to interpolate certain prices.

(B)

Other commodity contracts primarily include more complex agreements for which limited pricing information is available. These contracts are valued using modeling techniques and assumptions reflective of contractual terms, current market rates, forward price curves, discount rates and risk factors, as applicable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)

Interest rate swaps and foreign currency contracts are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

(D)

The NDT Funds and the Rabbi Trusts maintain investments in various equity and fixed income securities classified as “available for sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. All fair value measurements for the fund securities are provided by the trustees of these funds. Most equity securities are priced utilizing the principal market close price or in some cases midpoint, bid or ask price (primarily Level 1). Fixed income securities are priced using an evaluated pricing approach or the most recent exchange or quoted bid (primarily Level 2). Short-term investments are valued based upon internal matrices using observable market prices or market parameters such as time-to- maturity, coupon rate, quality rating and current yield (primarily Level 2). Certain commingled cash equivalents included in temporary investment funds are measured with significant unobservable inputs and internal assumptions (primarily Level 3). The NDT Funds exclude net receivables/payables of $72 million related to pending security sales/purchases.

(E)	Other long-term investments consist of equity securities and are valued using a market based approach based on quoted market prices.

(F)	Cash collateral netting represents collateral amounts netted against derivative assets and liabilities as permitted under FIN 39-1. For further discussion, see Note 2. Recent Accounting Standards.

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities follows:

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

Description	Balance at January 1, 2008	Total Gains or (Losses) Realized/Unrealized		Purchases and (Sales)	Balance at March 31, 2008
		Included in Income (A)	Included in Regulatory Assets /Liabilities (B)
	(Millions)
PSEG Derivative Assets	$44	$23	$(1)	$11	$77
PSEG Derivative Liabilities	$(49)	$(7)	$(21)	$—	$(77)
PSEG NDT Funds	$27	$(1)	$—	$1	$27
PSEG Rabbi Trust Funds	$16	$—	$—	$(2)	$14
Power Derivative Assets	$13	$(10)	$—	$11	$14
Power Derivative Liabilities	$3	$(7)	$—	$—	$(4)
Power NDT Funds	$27	$(1)	$—	$1	$27
Power Rabbi Trust Funds	$3	$—	$—	$—	$3
PSE&G Derivative Assets	$3	$—	$(1)	—	$2
PSE&G Derivative Liabilities	$(52)	$—	$(21)	$—	$(73)
PSE&G Rabbi Trust Funds	$6	$—	$—	$(1)	$5

(A)

PSEG’s gains and losses are mainly attributable to changes in derivative assets and liabilities of which $23 million is included in Operating Revenues and ($7) million is included in Other Comprehensive Income. Of the $23 million in Operating Revenues, $33 million (unrealized) is at PSEG Texas and $(10) million (($5) unrealized) is at Power. The ($7) million included in Other Comprehensive Income is at Power.

(B)

Mainly includes losses on PSE&G’s derivative contracts that are not included in either earnings or Other Comprehensive Income, as they are deferred as a regulatory asset and are expected to be recovered from PSE&G’s customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2008, PSEG carried approximately $1 billion of net assets that are measured at fair value on a recurring basis, of which approximately $40 million are measured using unobservable inputs and classified as level 3 within the fair value hierarchy. These Level 3 net assets represent less than 1% of PSEG’s total assets and there were no significant transfers in or out of Level 3 during the quarter ended March 31, 2008. The overall impact of gains and losses associated with Level 3 assets and liabilities was immaterial to PSEG’s Condensed Consolidated Financial Statements for the quarter.

Note 14. Related-Party Transactions

The majority of the following discussion relates to intercompany transactions. These transactions were properly recognized on each company’s stand-alone financial statements and were eliminated during the consolidation process in accordance with GAAP when preparing PSEG’s Condensed Consolidated Financial Statements.

BGS and BGSS Contracts

Power and PSE&G

PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements through March 2012 and year-to-year thereafter.

Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

The amounts which Power charged to PSE&G for BGS and BGSS are presented below:

	Power’s Billings for the Quarters Ended March 31,
	2008	2007
	(Millions)
BGS	$272	$218
BGSS	$1,050	$1,049

As of March 31, 2008 and December 31, 2007, Power had net receivables from PSE&G of $398 million and $451 million, respectively, primarily related to the BGS and BGSS contracts.

In addition, as of March 31, 2008, PSE&G had a receivable from Power of $150 million and as of December 31, 2007, PSE&G had a payable to Power of $55 million related to gas supply hedges Power entered into for BGSS.

Services

Power and PSE&G

Services provides and bills administrative services to Power and PSE&G. In addition, Power and PSE&G have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies. The billings for administrative services and payables are presented below:

	Services’ Billings for the Quarters Ended March 31,		Payable to Services as of
			March 31, 2008	December 31, 2007
	2008	2007
	(Millions)
Power	$41	$33	$21	$18
PSE&G	$65	$49	$39	$32

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These transactions were properly recognized on each company’s stand-alone financial statements and were eliminated when preparing PSEG’s Condensed Consolidated Financial Statements. PSEG, Power and PSE&G believe that the costs of services provided by Services approximate market value for such services.

Tax Sharing Agreements

PSEG, Power and PSE&G

Power and PSE&G had payables to PSEG related to taxes as follows:

	Payable to PSEG as of
	March 31, 2008	December 31, 2007
	(Millions)
Power	$189	$43
PSE&G	$67	$5

In addition to these tax payable amounts, as of March 31, 2008 and December 31, 2007, Power had a $9 million and an $8 million current receivable, respectively, from PSEG related to unrecognized tax positions. As of March 31, 2008, PSE&G had a $53 million current receivable from PSEG and as of December 31, 2007 PSE&G had a $3 million current tax payable to PSEG for unrecognized tax positions. PSEG and its subsidiaries adopted FIN 48 effective January 1, 2007, which prescribes a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

Affiliate Loans and Advances

PSEG and Power

As of March 31, 2008, Power had a demand note receivable of $407 million due from PSEG. As of December 31, 2007, Power had a demand note payable to PSEG of $238 million for short-term funding needs.

PSE&G and Services

As of each of March 31, 2008 and December 31, 2007, PSE&G had advanced working capital to Services of $33 million. This amount is included in Other Noncurrent Assets on PSE&G’s Condensed Consolidated Balance Sheets.

Power and Services

As of each of March 31, 2008 and December 31, 2007, Power had advanced working capital to Services of $17 million. This amount is included in Other Noncurrent Assets on Power’s Condensed Consolidated Balance Sheets.

Other

PSEG and Power

As of December 31, 2007, Power had net receivables from PSEG of $5 million related to amounts that PSEG had collected on Power’s behalf.

PSEG and PSE&G

As of March 31, 2008 and December 31, 2007, PSE&G had net receivables from PSEG of $5 million and $11 million, respectively, related to amounts that PSEG had collected on PSE&G’s behalf.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power and Global

Effective January 1, 2008, Fossil assumed control of the management of Global’s operations located in Texas. Power’s receivable for management fees from Global was immaterial as of March 31, 2008.

Note 15. Guarantees of Debt

Power

Each series of Power’s Senior Notes and Pollution Control Notes is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Quarter Ended March 31, 2008:
Operating Revenues	$—	$2,627	$27	$(279)	$2,375
Operating Expenses	2	2,117	27	(280)	1,866

Operating Income	(2)	510	—	1	509
Equity Earnings (Losses) of Subsidiaries	281	(10)	—	(271)	—
Other Income	39	101	—	(54)	86
Other Deductions	—	(91)	—	—	(91)
Interest Expense	(53)	(28)	(15)	54	(42)
Income Taxes	10	(201)	5	(1)	(187)

Net Income (Loss)	$275	$281	$(10)	$(271)	$275

For the Quarter Ended March 31, 2008:
Net Cash (Used In) Provided By Operating Activities	$(848)	$856	$(26)	$956	$938
Net Cash Provided By (Used In) Investing Activities	$973	$(806)	$(2)	$(742)	$(577)
Net Cash (Used In) Provided By Financing Activities	$(125)	$(52)	$28	$(214)	$(363)
For the Quarter Ended March 31, 2007:
Operating Revenues	$—	$2,401	$27	$(279)	$2,149
Operating Expenses	—	2,014	24	(278)	1,760

Operating Income	—	387	3	(1)	389
Equity Earnings (Losses) of Subsidiaries	217	(12)	—	(205)	—
Other Income	49	66	—	(64)	51
Other Deductions	—	(29)	—	—	(29)
Interest Expense	(54)	(35)	(11)	63	(37)
Income Taxes	1	(160)	3	1	(155)
Loss from Discontinued Operations, net of tax	—	—	(6)	—	(6)

Net Income (Loss)	$213	$217	$(11)	$(206)	$213

For the Quarter Ended March 31, 2007:
Net Cash Provided By (Used In) Operating Activities	$61	$801	$(17)	$(21)	$824
Net Cash Provided By (Used In) Investing Activities	$64	$114	$(14)	$(815)	$(651)
Net Cash (Used In) Provided By Financing Activities	$(125)	$(921)	$31	$836	$(179)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
As of March 31, 2008:
Current Assets	$2,630	$3,974	$366	$(5,160)	$1,810
Property, Plant and Equipment, net	149	3,760	927	1	4,837
Investment in Subsidiaries	3,397	159	—	(3,556)	—
Noncurrent Assets	138	1,604	30	(415)	1,357

Total Assets	$6,314	$9,497	$1,323	$(9,130)	$8,004

Current Liabilities	$134	$5,166	$1,064	$(5,160)	$1,204
Noncurrent Liabilities	239	935	100	(415)	859
Long-Term Debt	2,902	—	—	—	2,902
Member’s Equity	3,039	3,396	159	(3,555)	3,039

Total Liabilities and Member’s Equity	$6,314	$9,497	$1,323	$(9,130)	$8,004

As of December 31, 2007:
Current Assets	$2,553	$3,541	$360	$(4,305)	$2,149
Property, Plant and Equipment, net	149	3,669	934	(1)	4,751
Investment in Subsidiaries	3,538	168	—	(3,706)	—
Noncurrent Assets	156	1,505	30	(255)	1,436

Total Assets	$6,396	$8,883	$1,324	$(8,267)	$8,336

Current Liabilities	$99	$4,487	$1,057	$(4,305)	$1,338
Noncurrent Liabilities	234	858	98	(255)	935
Long-Term Debt	2,902	—	—	—	2,902
Member’s Equity	3,161	3,538	169	(3,707)	3,161

Total Liabilities and Member’s Equity	$6,396	$8,883	$1,324	$(8,267)	$8,336

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

PSEG, Power and PSE&G

This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), PSEG Power LLC (Power) and Public Service Electric and Gas Company (PSE&G). Information contained herein relating to any individual company is filed by such company on its own behalf. Power and PSE&G each make representations only as to itself and make no representations whatsoever as to any other company.

The following discussion relates to the markets in which PSEG and its subsidiaries compete, the corporate strategy for the conduct of PSEG’s businesses within these markets, significant events that have occurred during the first quarter of 2008 and the future outlook for Power, PSE&G and PSEG Energy Holdings L.L.C. (Energy Holdings), as well as the key factors that will drive the future performance of these businesses. This discussion includes significant changes in or additions to information reported in the 2007 Annual Report on Form 10-K and refers to the Condensed Consolidated Financial Statements (Statements) and the related Notes to Condensed Consolidated Financial Statements (Notes). This information should be read in conjunction with such Statements, Notes and the 2007 Annual Report on Form 10-K (Form 10-K).

PSEG’s business consists of four reportable segments, which are Power, PSE&G and the two direct subsidiaries of Energy Holdings: PSEG Global L.L.C. (Global) and PSEG Resources L.L.C. (Resources).

Power

Power is an electric generation and wholesale energy marketing and trading company that is focused on a generation market in the Northeast and Mid Atlantic U.S. Through its subsidiaries, Power seeks to produce low-cost energy through efficient operations of its nuclear, coal and gas-fired generation facilities. Power seeks to balance this generation production with its fuel requirements and supply obligations through energy portfolio management. In addition to the electric generation business, Power’s revenues include gas supply sales under the Basic Gas Supply Service (BGSS) contract with PSE&G.

As a merchant generator, Power’s profit is derived from selling under contract or on the spot market a range of diverse products such as energy, capacity, emissions credits, congestion credits and a series of energy-related products that the system operator uses to optimize the operation of the energy grid, known as ancillary services. Accordingly, the availability of Power’s diverse fleet of generation units to produce these products, as well as the prices of commodities such as electricity, gas, nuclear fuel, coal and emissions, can have a material effect on Power’s profitability. In recent years, the prices at which transactions are entered into for future delivery of these products, as evidenced through the market for forward contracts at points such as PJM Interconnection L.L.C. (PJM) West, have escalated considerably over historical prices. Broad market price increases such as these have had a positive effect on Power’s results. Historically, Power’s nuclear and coal-fired facilities have produced over 50% and 25% of Power’s production, respectively. With the vast majority of its power sourced from these lower-cost units, the rise in electric prices has yielded higher margins for Power. Over a longer-term horizon, if these higher prices are sustained at levels reflective of what the current forward markets indicate, Power would have an attractive environment in which to contract for the sale of its anticipated output, allowing for potentially sustained higher profitability than recognized in prior years. However, its prices also increase the cost of replacement power, thereby placing risk on Power to operate the generating units to produce these products. Further, changes in the operation of Power’s generating facilities, fuel and capacity prices, expected contract prices, capacity factors or other assumptions could materially affect its ability to meet earnings targets and/or liquidity requirements.

Power seeks to mitigate volatility in its results by contracting in advance for a significant portion of its anticipated electric output, capacity and fuel needs. Power believes this contracting strategy increases stability of earnings and cash flow.

Power seeks to sell a portion of its anticipated low-cost nuclear and coal-fired generation over a multi-year forward horizon, normally over a period of two to four years. Power also contracts for the future delivery of nuclear fuel and coal to support its contracted sales. Power’s estimated fuel needs are subject to change based upon the level of its operations as well as upon market demands for and the price of coal, both of which have increased recently. Power has recently negotiated through some disruptions in the delivery of certain contracted coal. Power believes it can continue to manage its fuel sourcing needs in this dynamic market but cannot predict the impact that rising prices and potential increasing demand may have on its operations in the future.

By contrast, Power takes a more opportunistic approach in hedging its anticipated natural gas-fired generation. The generation from these units is less predictable, as these units are generally dispatched only when aggregate market demand has exceeded the supply provided by lower-cost units. The natural gas-fired units generally provide a lower contribution to the margin of Power than either the nuclear units or coal units. Power will generally purchase natural gas as gas-fired generation is required to supply forward sale commitments.

In a changing market environment, this hedging strategy may cause Power’s realized prices to be materially different than current market prices. For example, in a rising price environment, this hedging strategy will tend to create margins which are below those implied by the current market. Alternatively, in a falling price environment, this hedging strategy will tend to create margins in excess of those implied by the then current market.

In the electricity markets where Power participates, the pricing of electricity can vary by location. For example, prices may be higher in congested areas due to transmission constraints during peak demand periods, reflecting the bid prices of the higher-cost units that are dispatched to meet demand. This typically occurs in the eastern portion of PJM, where many of Power’s plants are located. At various times, depending upon its production and its obligations, these price differentials can serve to increase or decrease Power’s profitability.

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

Global

Domestically, Global has investments in power producers that own and operate electric generation in Texas, California and Hawaii, with smaller investments in New Hampshire and Pennsylvania. Global has reduced its international risk by monetizing the majority of its international investments.

Resources

Resources primarily has invested in energy-related leveraged leases. Resources is focused on maintaining its current investment portfolio and does not expect to make any new investments.

PSEG, Power and PSE&G

Overview

Financial Results

PSEG had Income from Continuing Operations of $434 million, or $0.85 per share for the quarter ended March 31, 2008, as compared to $321 million, or $0.63 per share for the same quarter in 2007. PSEG’s Net Income for the quarter ended March 31, 2008 was $448 million, or $0.88 per share, as compared to Net Income of $329 million, or $0.65 per share for the first quarter of 2007. The quarter-over- quarter changes in PSEG’s Income from Continuing Operations are primarily due to improved earnings at Power and Energy Holdings.

The primary reasons for the increase at Power were higher prices and sales volumes in PJM and higher prices realized from recontracted Basic Generation Service (BGS) contracts. The increase was somewhat offset by higher generation costs, largely due to increased prices for natural gas and coal purchases and by the recognition in 2008 of $17 million of additional other-than-temporary impairments on certain securities in the Nuclear Decommissioning Trust Funds.

The increase at Energy Holdings was primarily due to increased earnings at Global from its Texas generation facilities, mostly due to mark-to-market (MTM) activity, combined with increased earnings at

Bioenergie S.p.A (Bioenergie) which did not operate its San Marco facility during the first quarter of 2007. The increases were partially offset by the absence of income from Chilquinta Energia S.A. (Chilquinta) and Luz del Sur S.A.A. (LDS), which were sold in December 2007, and the absence of a gain on the sale of the Tracy project and an arbitration award received during the first quarter of 2007.

Also contributing to the increase were lower taxes at PSE&G and Energy Holdings related to an IRS approved refund claim at PSEG for earlier tax years.

During the quarter ended March 31, 2008, commodity prices increased significantly, resulting in a material increase in Power’s Accumulated Other Comprehensive Loss related to the derivative transactions entered into to hedge forecasted energy sales from its generation stations, related load obligations and the price of fuel to meet its fuel purchase requirements. Power’s required margin postings for sales contracts entered into in the normal course of business also significantly increased due to the increased commodity prices. Should commodity prices rise further, additional margin calls may be necessary relative to existing power sales contracts.

Business Developments

In January 2008, PSEG’s Board of Directors approved a two-for-one stock split of PSEG’s outstanding shares of common stock. Also in January 2008 and April 2008, PSEG’s Board of Directors approved a $0.3225 per share dividend for each of the first two quarters of 2008, reflecting an indicated annual dividend rate of $1.29 per share.

In February 2008, the BPU approved the results of New Jersey’s annual BGS-Fixed Price (FP) and BGS-Commercial and Industrial Energy Price auctions and PSE&G successfully secured contracts to provide the anticipated electricity requirements for its customers. As a result of the February 2008 auction, new BGS-FP rates will increase the average residential customer’s bill by approximately 12% effective June 2008.

In April 2008, the U.S. Supreme Court granted the request of industry petitioners, including Power, to review the question of whether Section 316(b) of the Federal Water Pollution Control Act allows the U.S. Environmental Protection Agency ( EPA) to compare costs with benefits in determining the “best technology available” for minimizing adverse environmental impact at cooling water intake structures. This matter could have a material impact on Power’s ability to renew Clean Water Act permits at a number of its larger plants without making significant equipment upgrades involving material expenditures. See Note 5. Commitments and Contingent Liabilities for additional information.

PSEG and its subsidiaries also received updates on various regulatory proceedings during 2008, including:

•

FERC approval of the classification of new 69 kV facilities as transmission rather than distribution which PSE&G expects to result in improvements in reliability and more expeditious rate treatment for these facilities.

•	U.S. Department of Treasury issuance of final regulations regarding Investment Tax Credit (ITC) normalization. See Note 5. Commitments and Contingent Liabilities for additional information.

•	BPU approval of a settlement agreement allowing PSE&G to invest approximately $105 million in a solar energy pilot program. A Written Order was received on April 16, 2008.

•	FERC approval of incentive rate treatment for PSE&G’s Susquehanna-Roseland transmission line project.

•	issuance of a draft of the New Jersey Energy Master Plan (EMP) with a final report to be available later in 2008.

For additional information relating to these regulatory matters, see Item 5. Other Information.

Future Outlook

PSEG’s future success will depend on the ability of Power, PSE&G and Energy Holdings to achieve their respective objectives and earnings expectations, as well as the successful completion of their respective growth initiatives, discussed below.

A key factor for success is Power’s ability to operate its nuclear and fossil stations at sufficient capacity factors to limit the need to purchase higher-priced electricity to satisfy its obligations. Power’s ability to achieve its objectives will also depend on the continuation of reasonable capacity markets. In addition, Power must be able to effectively manage its construction projects and continue to economically operate its generation facilities under increasingly stringent environmental requirements, including legislation, regulation and voluntary restrictions to address:

•	the control of carbon dioxide emissions to reduce the effects of global climate change and greenhouse gas;

•	other emissions such as nitrogen oxide, sulfur dioxide and mercury; and

•

the potential need for significant upgrades to existing intake structures and cooling systems at its larger once-through cooled plants, including Salem, Hudson, Mercer, Sewaren, New Haven and Bridgeport.

Power has two large environmental back-end technology projects underway at its Mercer and Hudson coal plants scheduled to be completed by the end of 2010. Power is focused on completing these projects on schedule and within the established budgets, but faces many risks typically involved in managing large construction projects.

In addition, with an increase in competition and market complexity and constantly changing forward prices, there is no assurance that Power will be able to contract its output at attractive prices. While recent higher forward prices may have a potentially significant beneficial impact on margins, they could also raise any replacement power costs that Power may incur in the event of unanticipated outages, and could also further increase liquidity requirements as a result of contract obligations. For additional information on liquidity requirements, see Liquidity and Capital Resources.

Power could also be impacted by a number of events, including regulatory or legislative actions favoring non-competitive markets, energy efficiency initiatives and regulatory policies favoring the construction of rate-based transmission that may result in increased imports of generation, which may be subject to less stringent environmental regulation, into areas served by Power’s generation assets. Further, some of the market-based mechanisms in which Power participates, including BGS auctions and the Reliability Pricing Model (RPM) capacity payments, are at times the subject of review or discussion by some of the participants in the New Jersey and federal regulatory and political arenas, including the FERC and the BPU, and the PJM market monitor. Power can provide no assurance that these mechanisms will continue to exist in their current form. For additional information, see Item 5. Other Information—Regulatory Issues.

PSE&G’s results primarily depend on the treatment of the various rate and other issues by the BPU and the FERC, as well as other state and federal regulatory agencies. This includes its ability to attain a reasonable rate of return, continue cost containment initiatives, maintain system reliability and safety levels, continue recovery of the regulatory assets it has deferred and attain an adequate return on the investments it plans to make in its electric and gas transmission and distribution system and the level of recovery of distribution revenues in light of customer demand and conservation efforts. Under the terms of the settlement of PSE&G’s most recent electric and gas base rate cases, it is required to file jointly for any gas and electric petition for future base rate increases and no base rate changes may become effective before November 15, 2009.

Energy Holdings’ earnings are primarily comprised of the results of operations at Global and Resources. As a merchant generation business with a load-following asset profile, Global’s largest domestic investment is in two generating facilities in Texas, and, as such, its success will be driven by the efficient operation of those plants and by changes in market conditions, particularly projected market heat rates and weather. Resources maintains a portfolio of investments which is designed to provide a fixed rate of return. However, its future performance is subject to tax risks, such as the impacts of changes to uncertain tax positions as determined by changes in substantive tax law and tax audit results, including resolution of significant tax audit claims associated with its leveraged lease transactions. See Note 5. Commitments and Contingent Liabilities for further discussion.

PSEG expects that continued strong cash from operations will be sufficient to fund dividends and support expected capital expenditures as projected in its Form 10-K. As noted, this strong cash from operations is expected to come primarily from Power, with modest contributions from the operations of PSE&G and Energy Holdings. When combined with funds from planned asset sales and potential financing activities, PSEG expects that it could have up to $3 billion of cash available through the end of 2011 to pursue disciplined growth of its businesses through acquisition, construction or other development projects or to repurchase common stock.

There are several factors that could impact the amount of cash that at any point in time may actually be available for these purposes, including:

•	the continued liquidity and strength of energy and capacity markets;

•	the net proceeds actually realized from sales of international assets at Energy Holdings;

•

the cash required to resolve the significant income tax claims discussed in Note 5. Commitments and Contingent Liabilities, the timing of which cannot be predicted and the amount of which may exceed our previous expectations; and

•	the ability to successfully deploy discretionary capital for growth.

In general, PSEG believes it has growth opportunities in the following three key areas:

•	responding to climate change and continuing to improve environmental performance through investments in energy efficiency, renewables and clean central station power;

•	upgrading critical energy infrastructure; and

•	providing new energy supplies.

Power has initiated planning activities with respect to the construction of 300 MW to 400 MW of new gas-fired peaking capacity that is expected to be available to bid into PJM’s RPM base residual auctions in 2008. Power estimates that the cost of this new construction could range from $250 million to $350 million. Power has requested that PJM perform studies to determine the system impact of adding incremental capacity at some of its existing generating stations located in the Eastern Mid Atlantic Area Council reliability region. Power is also participating in a regulatory process in Connecticut seeking new peaking capacity. Power’s final decision whether or not to proceed with construction of any of these units will depend on estimated capital and interconnection costs, expected capacity payments, available siting and Power’s ability to meet environmental permitting requirements. The estimated costs related to these units are included in Power’s forecasted capital expenditures.

Power is also currently exploring a number of other initiatives for potential growth or development, including the potential to build new nuclear generation. In addition, Power may seek from time to time to acquire assets from others. There is no guarantee that such initiatives will be achieved since many issues need to be considered, such as system reliability concerns, regulatory approvals and construction or development costs. For additional information, see Item 5. Other Information.

PSEG is also exploring growth opportunities through Global, with potential development of wind, biomass and solar projects, primarily in PSEG’s core markets.

In March 2008, PSEG Renewable Generation, a subsidiary of Global, together with Winergy Power Holdings, a New York-based unaffiliated private developer, submitted a proposal to the New Jersey Office of Clean Energy (OCE) to build a 350 MW wind farm approximately 16 miles off the shore of southern New Jersey. If the proposal is accepted by the OCE, subject to required permits, feasibility and environmental studies, financing and other conditions, the wind farm could be fully operational in 2013.

PSE&G has also proposed various initiatives to meet energy goals under the EMP. As discussed above, PSE&G has received BPU approval allowing PSE&G to invest approximately $105 million over two years to help finance the installation of solar energy systems throughout its service area. PSE&G will be allowed to earn a fair return on and of its investment and partially recover its administrative costs to implement the Solar Energy Program through regulated rates. The program will support 30 MW of solar power in the next two years, fulfilling approximately 50% of the BPU’s Renewal Portfolio Standard requirements of 60 MW in PSE&G’s service area for energy years 2009 and 2010.

In June 2007, PSE&G had also endorsed the construction of three new 500 kV transmission lines intended to significantly improve the reliability of the electrical grid serving New Jersey customers. PSE&G has since endorsed another new 500 kV line for reliability purposes. PJM’s Board of Managers approved construction of one of the proposed lines (Susquehanna-Roseland) and assigned construction responsibility to PSE&G and Pennsylvania Power and Light Company for their respective service territories. The estimated cost of PSE&G’s portion of this construction project is between $600 million and $650 million. Based on a decision by FERC, PSE&G’s costs will go into transmission rate base with incentive rate treatment, subject to regulatory approval, and can be expected to have a positive impact on revenues and earnings for PSE&G.

The three other lines which PSE&G has endorsed have not yet been submitted to PJM for approval, as required, but PSE&G believes that construction of these lines, which would follow existing transmission rights-of-way, are needed to enhance the reliability of the transmission system.

PSE&G will also be responsible for constructing a portion of the Mid-Atlantic Pathway Project (MAPP), a 500kV transmission line that will terminate at Power’s Hope Creek station in southern New Jersey. Construction is anticipated to be completed by 2015.

RESULTS OF OPERATIONS

The results for PSEG and its subsidiaries for the quarters ended March 31, 2008 and 2007 are presented below:

	Earnings (Losses)
	Quarters Ended March 31,
	2008	2007
	(Millions)
Power	$275	$219
PSE&G	137	132
Global	14	(27)
Resources	14	17
Other (A)	(6)	(20)

PSEG Income from Continuing Operations	434	321
Income from Discontinued Operations (B)	14	8

PSEG Net Income	$448	$329

	Earnings Per Share (Diluted)
	Quarters Ended March 31,
	2008	2007
PSEG Income from Continuing Operations	$0.85	$0.63
Income from Discontinued Operations	0.03	0.02

PSEG Net Income	$0.88	$0.65

(A)

Other activities include non-segment amounts of PSEG (as parent company) and its subsidiaries and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain administrative and general expenses at PSEG and Energy Holdings (as parent companies).

(B)	Includes Discontinued Operations of the SAESA Group in 2008 and 2007 and of Electroandes and Lawrenceburg in 2007. See Note 3. Discontinued Operations.

As shown in the table above, PSEG had Income from Continuing Operations of $434 million, or $0.85 per share for the quarter ended March 31, 2008, as compared to $321 million, or $0.63 per share for the same quarter in 2007. PSEG’s Net Income for the quarter ended March 31, 2008 was $448 million, or $0.88 per share, as compared to Net Income of $329 million, or $0.65 per share for the first quarter of 2007. The quarter-over-quarter changes in PSEG’s Income from Continuing Operations and Net Income primarily relate to changes in Net Income for Power, PSE&G and Energy Holdings, discussed below.

PSEG

	For the Quarters Ended March 31,		Increase (Decrease)%
	2008	2007
	(Millions)		(Millions)
Operating Revenues	$3,803	$3,508	$295	8
Energy Costs	$2,124	$1,977	$147	7
Operation and Maintenance	$631	$595	$36	6
Depreciation and Amortization	$194	$192	$2	1
Income from Equity Method Investments	$12	$27	$(15)	(56)
Other Income and (Deductions)	$(1)	$36	$(37)	N/A
Interest Expense	$(153)	$(182)	$(29)	(16)
Income Tax Expense	$(234)	$(260)	$(26)	(10)
Income from Discontinued Operations	$14	$8	$6	75

PSEG’s results of operations are primarily comprised of the results of operations of its operating subsidiaries, Power, PSE&G and Energy Holdings, excluding changes related to intercompany transactions, which are eliminated in consolidation, and certain financing costs at the parent company. For additional information on intercompany transactions, see Note 14. Related-Party Transactions. For a discussion of the causes for the variances at PSEG in the table above, see the discussions for Power, PSE&G and Energy Holdings that follow.

Power

For the quarter ended March 31, 2008, Power had Net Income of $275 million, an increase of $62 million as compared to the same period in the prior year. The primary reasons for the increase were higher prices and sales volumes in PJM and higher prices realized from recontracted BGS contracts. The increase was somewhat offset by higher generation costs, largely due to higher prices for natural gas and coal fuel and by the recognition in 2008 of other-than-temporary impairments (OTTI) on certain securities in the Nuclear Decommissioning Trust (NDT) Funds in excess of those recognized in the same period in 2007. Net Income for the three month periods included the effects of MTM gains of $3 million, after-tax, in 2008 as compared to less than $1 million, after-tax, of losses in 2007.

The quarter-over-quarter detail for the variances is discussed below:

	For the Quarters Ended March 31,		Increase (Decrease)%
	2008	2007
	(Millions)		(Millions)
Operating Revenues	$2,375	$2,149	$226	11
Energy Costs	$1,589	$1,488	$101	7
Operation and Maintenance	$239	$238	$1	N/A
Depreciation and Amortization	$38	$34	$4	12
Other Income and (Deductions)	$(5)	$22	$(27)	N/A
Interest Expense	$(42)	$(37)	$5	14
Income Tax Expense	$(187)	$(155)	$32	21
Loss from Discontinued Operations	$—	$(6)	$6	N/A

Operating Revenues

The $226 million increase for the quarter ended March 31, 2008, as compared to the same period in 2007, was due to increases of $227 million in generation revenues and $4 million in trading revenues partially offset by a decrease of $5 million in gas revenues.

Generation

Generation revenues increased $227 million for the quarter ended March 31, 2008, as compared to the same period in 2007, due to an increase of $127 million resulting from a higher volume of generation being sold at higher prices into PJM and an increase of $78 million mainly from higher prices on BGS-FP contracts and BGS Commercial and Industrial Energy hourly contracts that started in June 2007. Also contributing to the increase was $54 million from higher capacity prices resulting from the changes in the capacity markets in PJM and Connecticut. These increases were offset by a $7 million reduction of Reliability-Must- Run (RMR) revenues in those markets. The increases were partially offset by a decrease of $16 million in sales to the New England and New York power pools, principally due to curtailment of gas by certain suppliers and a decrease of $6 million due to the expiration of certain wholesale contracts.

Gas Supply

Gas supply revenues decreased $5 million for the quarter ended March 31, 2008, as compared to the same period in 2007, principally due to lower sales volumes of $36 million under the BGSS contract, resulting from milder average temperatures in the 2008 winter heating season and customer conservation. The decrease was also due to a reduction of $33 million in gains recognized on financial hedging transactions in 2008 as compared to the same period in 2007. These decreases were partly offset by an increase of $40 million due to higher prices under the BGSS contract and an increase of $25 million from higher pricing and volumes of sales to third party customers.

Trading Revenues

Trading revenues increased $4 million for the quarter ended March 31, 2008, as compared to the same period in 2007, due primarily to gains on electric trading contracts.

Operating Expenses

Energy Costs

Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as energy purchased in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $101 million for the quarter ended March 31, 2008, as compared to the same period in 2007, due to an increase of $94 million in generation costs and an increase of $7 million in gas costs.

Generation costs increased $94 million, reflecting an increase of $130 million mainly due to higher prices and higher volumes of natural gas and coal used for fuel, as certain units ran more frequently in 2008. The increase was somewhat offset by a reduction of $27 million due to a lower volume of oil used for fuel and by gains of $12 million on asset-backed transactions.

Gas costs increased $7 million, reflecting an increase of $29 million due to higher volumes of gas sold to third party customers at higher inventory costs. This increase was partly reduced by a net decrease of $8 million due to a reduced volume of gas sold to satisfy Power’s BGSS obligations offset by higher inventory costs and a reduction of $14 million in losses recognized on financial hedging transactions in 2008 as compared to the same period in 2007.

Operation and Maintenance

Operation and Maintenance expense increased $1 million for the quarter ended March 31, 2008, as compared to the same period in 2007, due to an increase at Nuclear of $7 million, primarily related to preparations for a planned outage at the Salem station in 2008 nearly offset by a decrease of $6 million due to the absence of maintenance costs incurred in 2007 for planned outages at certain fossil stations.

Depreciation and Amortization

The $4 million increase for the quarter ended March 31, 2008, as compared to the same period in 2007, was primarily due to a larger depreciable nuclear and fossil asset base in 2008. Of the increase, $2 million was attributable to depreciation of pollution-control equipment being placed into service on January 1, 2008 at Power’s coal-fired Bridgeport, Connecticut generating facility.

Other Income and Deductions

Other Income and Deductions decreased $27 million for the quarter ended March 31, 2008, as compared to the same period in 2007. OTTI recognized on certain securities in the NDT Funds securities increased $28 million from $10 million in the first quarter of 2007 to $38 million in the first quarter of 2008, reflecting difficult market conditions in 2008. This decrease was partially offset by an increase of $1 million from realized gains, interest and dividend income net of realized losses and expenses related to the NDT Funds.

Interest Expense

Interest Expense increased $5 million for the quarter ended March 31, 2008, as compared to the same period in 2007, due primarily to the reclassification in 2007 of Interest Expense to Discontinued Operations of the Lawrenceburg facility, which was sold in May 2007, partially offset by higher capitalized interest costs of $4 million in 2008 related to various fossil and nuclear capital projects in process.

Income Taxes

Income Taxes increased $32 million for the quarter ended March 31, 2008, as compared to the same period in 2007, primarily due to higher pre-tax income.

Loss from Discontinued Operations, net of tax

On May 16, 2007, Power completed the sale of its Lawrenceburg generation facility. The sale price for the facility and inventory was $325 million. The transaction resulted in an after-tax charge to Power’s earnings of $208 million and was reflected as a charge to Discontinued Operations in the fourth quarter of 2006. The Loss from Discontinued Operations of Lawrenceburg was $6 million in the first quarter of 2007.

PSE&G

For the quarter ended March 31, 2008, PSE&G had Net Income of $137 million, an increase of $5 million as compared to the quarter ended March 31, 2007.

The quarter-over-quarter detail for the variances is discussed below:

	For the Quarters Ended March 31,		Increase (Decrease)%
	2008	2007
	(Millions)		(Millions)
Operating Revenues	$2,618	$2,486	$132	5
Energy Costs	$1,793	$1,665	$128	8
Operation and Maintenance	$360	$325	$35	11
Depreciation and Amortization	$143	$145	$(2)	(1)
Other Income and Other Deductions	$4	$4	$—	—
Interest Expense	$(81)	$(81)	$—	—
Income Tax Expense	$(65)	$(99)	$(34)	(34)

Operating Revenues

PSE&G has three sources of revenue: commodity revenues from the sales of energy to customers and in the PJM spot market; delivery revenues from the transmission and distribution of energy through its system; and other operating revenues from the provision of various services.

PSE&G makes no margin on gas commodity sales as the costs are passed through to customers. The difference between the gas costs paid under the requirements contract for residential customers and the revenues received from residential customers is deferred and collected from or returned to customers in future periods. Gas commodity prices fluctuate monthly for commercial and industrial (C&I) customers and annually through the BGSS tariff for residential customers. In addition, for residential gas customers, PSE&G has the ability to adjust rates upward two additional times and downward at any time, if warranted, between annual BGSS proceedings.

PSE&G makes no margin on electric commodity sales as the costs are passed through to customers. PSE&G secures its electric commodity through the annual BGS auction. Electric commodity supply prices are set based on the results of these auctions for residential and smaller C&I customers, and are translated into seasonally-adjusted fixed rates. Electric supply for larger C&I customers is provided at a rate principally based on the hourly PJM real-time energy price. Customers may obtain their electric supply through either the BGS default electric supply service or through competitive third-party electric suppliers, and the majority of the customers subject to hourly pricing are currently receiving electric supply from third-party suppliers. Any differences between amounts paid by PSE&G to BGS suppliers for electric commodity, and the amounts of electric commodity revenue collected from customers is deferred and collected or returned to customers in subsequent months.

The $132 million increase in operating revenues for the quarter ended March 31, 2008, as compared to the same period in 2007, was due to increases of $129 million in commodity revenues and $3 million in delivery revenues, described below.

Commodity

The $129 million increase in commodity-related revenues for the quarter ended March 31, 2008, as compared to 2007, was due to increases of $99 million and $30 million in electric and gas revenues, respectively. The electric increase was due to $100 million in higher BGS revenues (higher auction prices of $111 million offset by decreased volumes of $11 million) and $15 million in higher non-utility generation (NUG) prices, offset by $16 million in lower non-utility generation clause prices. The gas increase was primarily due to $71 million in price variances for C&I customers offset by $41 million in lower volumes due to weather. Prices charged to C&I customers are market-based.

Delivery

The $3 million increase in delivery revenues for the quarter ended March 31, 2008, as compared to 2007, was due to a $20 million increase in electric revenues offset by $17 million in lower gas revenues. The electric increase was due primarily to $23 million for increased Societal Benefits Clause (SBC) rates offset by $3 million in lower other operating revenues. The gas decrease was due to $14 million in lower volumes primarily due to weather and $3 million in lower SBC rates. PSE&G retains no margins from SBC collections as the revenues are offset in operating expenses below.

Operating Expenses

Energy Costs

The $128 million increase for the quarter ended March 31, 2008, as compared to the same period in 2007, was comprised of increases of $100 million and $28 million in electric and gas costs, respectively. The electric increase was due to $126 million or 15% in higher prices for BGS and NUG purchases offset by $26 million or 2% in lower volumes due to weather. The gas increase was caused by $41 million or 2% in higher prices offset by $12 million in lower volumes, primarily due to weather.

Operation and Maintenance

The $35 million increase for the quarter ended March 31, 2008, as compared to the same period in 2007, was due to $23 million in increased amortization of deferred expenses, resulting primarily from an SBC rate increase in March 2007. Labor costs increased $7 million due to added headcount, pay increases and overtime related to storm work. Injuries and damages reserves increased $2 million, regulatory commission expenses increased $1 million and various other expenses increased by $2 million.

Depreciation and Amortization

The $2 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was due primarily to a $2 million reduction in software amortization, a $1 million decrease in regulatory asset amortization and a $1 million decrease in the amortization of U.S. Department of Energy (DOE) enrichment facility decommissioning costs. These decreases were offset by a $2 million increase due to increased plant in service.

Income Taxes

The $34 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was primarily due to decreased taxes of $20 million resulting from an IRS approved refund claim at PSEG for earlier tax years, $12 million on lower pre-tax income and $2 million in various tax adjustments.

Energy Holdings

For the quarter ended March 31, 2008, Energy Holdings had Net Income of $42 million, an increase of $39 million as compared to the same period in 2007, including $14 million of Income from Discontinued Operations in both periods. The increase was primarily due to increased earnings from the Texas generation facilities primarily due to the recognition of MTM gains of $3 million ($2 million, after-tax) in 2008 as compared to MTM losses of $29 million ($17 million, after-tax) in 2007 combined with increased earnings at Bioenergie, which was prohibited from conducting operations during the first quarter of 2007 at the San Marco Facility as a result of legal proceedings regarding alleged violations of the facility’s air permit. Also contributing to the increase was an income tax benefit recorded during the first quarter of 2008 resulting from an IRS approved refund claim at PSEG for earlier tax years. The increases were partially offset by the absence of income from Chilquinta and LDS, which were sold in December 2007, and the absence of a gain on the sale of the Tracy project and an arbitration award received during the first quarter of 2007.

The quarter-over-quarter detail for the variances is discussed below:

	For the Quarters Ended March 31,		Increase (Decrease)%
	2008	2007
	(Millions)		(Millions)
Operating Revenues	$142	$148	$(6)	(4)
Energy Costs	$73	$96	$(23)	(24)
Operation and Maintenance	$38	$38	$—	N/A
Depreciation and Amortization	$9	$10	$(1)	(10)
Income from Equity Method Investments	$12	$27	$(15)	(56)
Other Income and Deductions	$3	$14	$(11)	(79)
Interest Expense	$(24)	$(39)	$(15)	(38)
Income Tax Benefit (Expense)	$15	$(17)	$(32)	N/A
Income from Discontinued Operations	$14	$14	$—	N/A

Operating Revenues

The $6 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was primarily due to lower lease revenues at Resources of $13 million combined with the absence of a gain on settlement of its investment in a collateralized bond fund in the first quarter of 2007. The decrease at Resources was partially offset by a $6 million increase in revenues at Global, which primarily related to the San Marco facility at Bionergie being operational during 2008, which was partially offset by the absence of a gain on the sale of Global’s 34.5% interest in Tracy Biomass in January 2007.

Operating Expenses

Energy Costs

The $23 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was due to a $28 million decrease at the Texas generation facilities primarily due to MTM activity related to gas contracts, offset by a $5 million increase at Bioenergie with the San Marco facility being operational during 2008.

Depreciation and Amortization

The $1 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was due to lower depreciation at the Texas generation facilities.

Income from Equity Method Investments

The $15 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was due to the absence of earnings from Chilquinta and LDS which were sold in December 2007.

Other Income and Deductions

The $11 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was primarily due to the absence of a $9 million pre-tax gain from the award received in the first quarter of 2007 relating to an arbitration proceeding against the Turkish government regarding the construction of a power plant in the Konya-Ilgin region of Turkey.

Interest Expense

The $15 million decrease for the quarter ended March 31, 2008, as compared to the same period in 2007, was due to a decrease in debt outstanding, primarily resulting from the maturity of $207 million of 8.625% Senior Notes in February 2008 and the redemption of $400 million of 10% Senior Notes in January 2008.

Income Taxes

For the quarter ended March 31, 2008, Energy Holdings recorded an Income Tax Benefit of $15 million, as compared to Income Tax Expense of $17 million for the same period in 2007. The $32 million variance was primarily due to an IRS approved refund claim at PSEG for earlier tax years.

Income from Discontinued Operations, net of tax

SAESA Group

On December 18, 2007, Global announced its plan to sell its investment in the SAESA group of companies. As a result, operating results for the SAESA Group have been presented as Discontinued Operations. Income from Discontinued Operations related to the SAESA Group for each of the quarters ended March 31, 2008 and 2007 was $14 million. See Note 3. Discontinued Operations for additional information.

Electroandes

On October 17, 2007, Global completed the sale of Electroandes for a total purchase price of $390 million, including the assumption of approximately $108 million of debt. There was no Income from Discontinued Operations related to Electroandes for the quarter ended March 31, 2007. See Note 3. Discontinued Operations for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG’s three direct operating subsidiaries, Power, PSE&G and Energy Holdings.

Operating Cash Flows

PSEG

For the quarter ended March 31, 2008, PSEG’s operating cash flow increased by $95 million from $948 million to $1.043 billion, as compared to the same period in 2007, due to changes from its subsidiaries as discussed below.

Power

Power’s operating cash flow increased $114 million from $824 million to $938 million for the quarter ended March 31, 2008, as compared to the same period in 2007, primarily due to higher net income of $62 million and to less of an increase in cash collateral requirements in the first quarter of 2008 than in the comparable period in 2007.

PSE&G

PSE&G’s operating cash flow increased $200 million from $61 million to $261 million for the quarter ended March 31, 2008, as compared to the same period in 2007, primarily due to increased collections of customer receivables.

Energy Holdings

Energy Holdings’ operating cash flow decreased $220 million from $82 million to $(138) million for the quarter ended March 31, 2008, as compared to the same period in 2007. The decrease was mainly attributable to increased tax payments, primarily related to the sale of Chilquinta and LDS, combined with lower distributions from Global’s equity method investments for the quarter ended March 31, 2008, as compared to the same period in 2007.

Common Stock Dividends

Dividend payments on common stock for the quarters ended March 31, 2008 and 2007 were $0.3225 and $0.2925 per share, respectively, and totaled $164 million and $148 million, respectively. On April 15, 2008, PSEG’s Board of Directors approved a common stock dividend of $0.3225 per share for the second quarter of 2008, reflecting an indicated annual dividend rate of $1.29 per share. PSEG expects to continue to pay cash dividends on its common stock; however, the declaration and payment of future dividends to holders of PSEG common stock will be at the discretion of the Board of Directors and will depend upon many factors, including PSEG’s financial condition, earnings, cash flows, capital requirements of its business, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Short-Term Liquidity

PSEG, Power and PSE&G

As of March 31, 2008, PSEG, Power and PSE&G had the following committed credit facilities. Each of the facilities is restricted as to availability and use to the specific companies as listed below. PSEG, Power and PSE&G believe sufficient liquidity exists to fund their respective short-term cash requirements.

Company	Expiration Date	Total Facility	Primary Purpose	Usage as of March 31, 2008		Available Liquidity as of March 31, 2008
	(Millions)
PSEG:
5-year Credit Facility(A)	Dec 2012	$1,000	CP Support/Fund- ing/Letters of Credit	$46	(B)		$954
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—		$	N/A
Power: (C)
5-year Credit Facility(A)	Dec 2012	$1,600	Funding/Letters of Credit	$505	(B)		$1,095
Bilateral Credit Facility	March 2010	$100	Funding/Letters of Credit	$69	(B)		$31
PSE&G:
5-year Credit Facility(A)	June 2012	$600	CP Support/Fund- ing/Letters of Credit	$128			$472
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—			N/A

(A)	In 2012, facilities reduce by $47 million, $75 million and $28 million for PSEG, Power and PSE&G, respectively.

(B)	These amounts relate to letters of credit outstanding.

(C)	Power had a $200 million bilateral credit facility that expired in March 2008. In April 2008, Power renewed the facility, reducing it to $150 million with the same counterparty on similar terms.

Power

As of March 31, 2008, Power had loaned $407 million to PSEG in the form of an intercompany loan.

During the quarter ending March 31, 2008, Power’s required margin postings for sales contracts entered into in the normal course of business increased significantly. The required margin postings will fluctuate based on volatility in commodity prices. Should commodity prices rise, additional margin calls may be necessary relative to existing power sales contracts. As Power’s contract obligations are fulfilled, liquidity requirements are reduced.

In addition, ER&T maintains agreements that require Power, as its guarantor under performance guarantees, to satisfy certain creditworthiness standards. In the event of a deterioration of Power’s credit rating to below investment grade, which represents at least a two level downgrade from its current ratings, many of these agreements allow the counterparty to demand that ER&T provide performance assurance, generally in the form of a letter of credit or cash. Providing this support would increase Power’s costs of doing business and could restrict the ability of ER&T to manage and optimize Power’s asset portfolio. As of March 31, 2008, Power believes it has sufficient liquidity to meet its potential required posting of collateral which could result from a credit rating downgrade. See Note 5. Commitments and Contingent Liabilities for further information.

External Financings

For information related to External Financings, see Note 8. Changes in Capitalization.

Debt Covenants

PSEG’s, Power’s and PSE&G’s respective credit agreements may contain maximum debt to total capitalization ratios and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the respective future financial position, level of earnings and cash flows of PSEG, Power and PSE&G, as to which no assurances can be given. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as financial performance or liquidity measures.

PSEG

Financial covenants contained in PSEG’s note purchase agreements related to the private placement of debt include a ratio of total debt (excluding non-recourse project financings, securitization debt and debt underlying preferred securities and including commercial paper and loans and certain letters of credit) to total capitalization (including preferred securities outstanding) covenant. This covenant requires that such ratio not be more than 70.0%. As of March 31, 2008, PSEG’s ratio of debt to capitalization (as defined above) was 51.2%.

PSEG’s credit facility contains a similar but less restrictive financial covenant where total debt excludes letters of credit related to collateral postings and total capitalization excludes any impacts for Accumulated Other Comprehensive Income/Loss adjustments related to marking energy contracts to market and equity reductions from the funded status of pensions or benefit plans associated with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This covenant requires that such ratio not be more than 70.0%. As of March 31, 2008, PSEG’s ratio of debt to capitalization (as defined above) was 47.1%.

Power

Financial covenants contained in Power’s credit facility include a ratio of debt to total capitalization covenant. The Power ratio is the same debt to total capitalization calculation as set forth above for PSEG except common equity is adjusted for the $986 million Basis Adjustment (see Consolidated Balance Sheets). This covenant requires that such ratio will not exceed 65.0%. As of March 31, 2008, Power’s ratio of debt to total capitalization (as defined above) was 38.8%.

PSE&G

Financial covenants contained in PSE&G’s credit facilities include a ratio of long-term debt (excluding securitization debt, long-term debt maturing within one year and short-term debt) to total capitalization covenant. This covenant requires that such ratio will not be more than 65.0%. As of March 31, 2008, PSE&G’s ratio of long-term debt to total capitalization (as defined above) was 45.4%.

In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of March 31, 2008, PSE&G’s Mortgage coverage ratio was 3.6 to 1 and the Mortgage would permit up to $2.1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous bondable additions and improvements to its property.

Credit Ratings

PSEG, Power and PSE&G

If the rating agencies lower or withdraw the credit ratings, such revisions may adversely affect the market price of PSEG’s, Power’s and PSE&G’s securities and serve to materially increase those companies’ cost of capital and limit their access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)	Fitch (C)
PSEG:
Outlook	Neg	Stable	Stable
Commercial Paper	P2	A2	F2
Power:
Outlook	Stable	Stable	Stable
Senior Notes	Baa1	BBB	BBB+
PSE&G:
Outlook	Neg	Stable	Stable
Mortgage Bonds	A3	A–	A
Preferred Securities	Baa3	BB+	BBB+
Commercial Paper	P2	A2	F2

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1 (highest) to D (lowest) for short-term securities.

Other Comprehensive Income

PSEG, Power and PSE&G

For information related to Other Comprehensive Income/Loss, see Note 7. Comprehensive Income (Loss), Net of Tax.

CAPITAL REQUIREMENTS

PSEG, Power and PSE&G

It is expected that the majority of funding for capital requirements of Power and PSE&G will come from their respective internally generated funds. The balance will be provided by the issuance of debt at the respective subsidiary or project level and by equity contributions from PSEG. Projected construction and investment expenditures for PSEG, Power and PSE&G are materially consistent with amounts disclosed in the Annual Reports on Form 10-K of PSEG, Power and PSE&G for the year ended December 31, 2007.

Power

During the quarter ended March 31, 2008, Power made $165 million of capital expenditures (excluding $9 million for nuclear fuel), primarily related to various projects at Fossil and Nuclear. For additional information regarding current projects, see Note 5. Commitments and Contingent Liabilities.

PSE&G

During the quarter ended March 31, 2008, PSE&G made $145 million of capital expenditures, primarily for reliability of transmission and distribution systems. The $145 million does not include expenditures for cost of removal, net of salvage, of $9 million, which are included in operating cash flows.

ACCOUNTING MATTERS

PSEG, Power and PSE&G

For information related to recent accounting matters, see Note 2. Recent Accounting Standards.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

PSEG, Power and PSE&G

The market risk inherent in PSEG’s, Power’s and PSE&G’s market-risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in the Notes to Consolidated Financial Statements (Notes). It is the policy of each entity to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, Power and PSE&G have a Risk Management Committee comprised of executive officers who utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

Additionally, PSEG, Power and PSE&G are exposed to counterparty credit losses in the event of non-performance or non-payment. PSEG has a credit management process, which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG’s and its subsidiaries’ Condensed Consolidated Financial Statements.

Except as discussed below, there were no material changes from the disclosures in the Annual Reports on Form 10-K of PSEG, Power and PSE&G for the year ended December 31, 2007.

Commodity Contracts

The availability and price of energy-related commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market rules and other events. To reduce price risk caused by market fluctuations, Power enters into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties. These contracts, in conjunction with demand obligations, help reduce risk and optimize the value of owned electric generation capacity.

Normal Operations and Hedging Activities

Power enters into physical contracts, as well as financial contracts, including forwards, futures, swaps and options designed to reduce risk associated with volatile commodity prices. Commodity price risk is associated with market price movements resulting from market generation demand, changes in fuel costs and various other factors.

Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), changes in the fair value of qualifying cash flow hedge transactions are recorded in Accumulated Other Comprehensive Loss, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings currently. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

Many non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and are accounted for upon settlement.

Trading

Power maintains a strategy of entering into positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. In addition, Power has non-asset based trading activities, which have significantly decreased. These contracts also involve financial transactions including swaps, options and futures. These activities are marked to market in accordance with SFAS 133 with gains and losses recognized in earnings.

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

Reduced trading activities by Power during 2008 have resulted in less trading risk although higher market prices and volatilities have lead to a higher non-trading VaR as compared to March 31, 2007 and December 31, 2007. As of March 31, 2008 and December 31, 2007, trading VaR was less than $1 million.

	Trading VaR		Non-Trading MTM VaR
	(Millions)
For the Quarter Ended March 31, 2008
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$1		$84
Average for the Period	$—	*	$57
High	$1		$116
Low	$—	*	$42
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$1		$131
Average for the Period	$1		$90
High	$1		$181
Low	$—	*	$65

*	less than $1 million

Other Supplemental Information Regarding Market Risk

Power

The following table describes the drivers of Power’s energy trading and marketing activities and Operating Revenues included in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2008. Normal operations and hedging activities represent the marketing of electricity available from Power’s owned or contracted generation sold into the wholesale market. As the information in this table highlights, MTM activities represent a small portion of the total Operating Revenues for Power. Activities accounted for under the accrual method, including normal purchases and sales, account for the majority of the revenue. The MTM activities reported here are those relating to changes in fair value due to external movement in prices. For additional information, see Note 6. Financial Risk Management Activities.

Operating Revenues
For the Quarter Ended March 31, 2008

	Normal Operations and Hedging(A)	Trading	Total
	(Millions)
MTM Activities:
Unrealized MTM Gains (Losses)
Changes in Fair Value of Open Position	$14	$2	$16
Realization at Settlement of Contracts	(1)	(2)	(3)

Total Change in Unrealized Fair Value	13	—	13
Realized Net Settlement of Transactions Subject to MTM	1	2	3

Net MTM Gains	14	2	16
Accrual Activities:
Accrual Activities—Revenue, Including Hedge Reclassifications	2,359	—	2,359

Total Operating Revenues	$2,373	$2	$2,375

(A)

Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset-backed transactions (ABT) and hedging activities, but excludes owned and contracted generation assets.

The following table indicates Power’s energy contracts, including Power’s hedging activity related to ABT and derivative instruments that qualify for hedge accounting under SFAS 133. This table and the one that follows present amounts segregated by portfolio that are then netted for those counterparties with whom Power has the right to offset and therefore, are not necessarily indicative of amounts presented on the Condensed Consolidated Balance Sheets. The balances with counterparties with whom Power has master netting agreements may also be offset against collateral amounts with those counterparties. For the quarter ended March 31, 2008, $209 million of cash collateral was offset against a Net Energy Contract Liability of $665 million. This resulted in a Net Energy Contract Liability of $456 million as presented on the Condensed Consolidated Balance Sheet.

Energy Contract Net Assets/Liabilities
As of March 31, 2008

	Normal Operations and Hedging	Trading	Total
	(Millions)
MTM Energy Assets
Current Assets	$148	$25	$173
Noncurrent Assets	9	2	11

Total MTM Energy Assets	157	27	184

MTM Energy Liabilities
Current Liabilities	$(538)	$(13)	$(551)
Noncurrent Liabilities	(296)	(2)	(298)

Total MTM Energy Liabilities	(834)	(15)	(849)

Total MTM Energy Contract Net (Liabilities) Assets	$(677)	$12	$(665)

The following table presents the maturity of net fair value of MTM energy contracts.

Maturity of Net Fair Value of MTM Energy Trading Contracts
As of March 31, 2008

	Maturities within
	2008	2009	2010-2012	Total
	(Millions)
Trading	$11	$1	$—	$12
Normal Operations and Hedging	(308)	(252)	(117)	(677)

Total Net Unrealized Losses on MTM Contracts	$(297)	$(251)	$(117)	$(665)

Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

Global

The following table describes the drivers of Global’s marketing activities and Operating Revenues included in PSEG’s Condensed Consolidated Statement of Operations for the quarter ended March 31, 2008. Normal operations and hedging activities represent the marketing of electricity available from Global’s owned generation sold into the market. Activities accounted for under the accrual method account for the majority of the revenue. The MTM activities reported here are those relating to changes in fair value due to external movement in prices.

Operating Revenues
For the Quarter Ended March 31, 2008

Normal Operations and Hedging(A)
(Millions)
MTM Activities:
Unrealized MTM Gains
Changes in Fair Value of Open Position	$6
Realization at Settlement of Contracts	—

Total Change in Unrealized Fair Value	6
Accrual Activities:
Accrual Activities—Revenue, Including Hedge Reclassifications	102

Total Operating Revenues	$108

(A)	Includes derivative contracts that Global enters into to hedge anticipated exposures related to its owned and contracted generation supply.

The following table indicates Global’s energy contract net assets.

Energy Contract Net Assets/Liabilities
As of March 31, 2008

Normal Operations and Hedging
(Millions)
MTM Energy Assets
Current Assets	$20
Noncurrent Assets	46

Total MTM Energy Assets	66

MTM Energy Liabilities
Current Liabilities	$34
Noncurrent Liabilities	—

Total MTM Energy Liabilities	34

Total MTM Energy Contract Net Assets	$32

The following table presents the maturity of net fair value of MTM energy contracts.

Maturity of Net Fair Value of MTM Energy Contracts
As of March 31, 2008

	Maturities within
	2008	2009	2010- 2012	Total
	(Millions)
Total Net Unrealized (Losses) Gains on MTM Contracts	$(24)	$29	$27	$32

Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate.

PSEG and Power

The following table identifies losses on cash flow hedges that are currently in Accumulated Other Comprehensive Loss, a separate component of equity. Power uses forward sale and purchase contracts, swaps and firm transmission rights contracts to hedge forecasted energy sales from its generation stations and its contracted supply obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG and Power are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives. The table also provides an estimate of the losses, net of taxes that are expected to be reclassified out of Accumulated Other Comprehensive Loss and into earnings over the next twelve months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
As of March 31, 2008

	Accumulated Other Comprehensive Loss	Portion Expected to be Reclassified in next 12 months
	(Millions)
Commodities	$(493)	$(295)
Interest Rates	(7)	(6)

Net Cash Flow Hedge Loss Included in Accumulated Other Comprehensive Loss	$(500)	$(301)

Power

Credit Risk

The following table provides information on Power’s credit exposure, net of collateral, as of March 31, 2008. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value on open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of March 31, 2008

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%		Net Exposure of Counterparties >10%
	(Millions)					(Millions)
Investment Grade—External Rating	$418	$13	$414	1	(A)	$317
Non-Investment Grade—External Rating	416	—	416	1	(B)	401
Investment Grade—No External Rating	—	—	—	—		—
Non-Investment Grade—No External Rating	38	1	37	—		—

Total	$872	$14	$867	2		$718

(A)	PSE&G is a counterparty with net exposure of $317 million.

(B)

Credit exposure with non-investment grade counterparty is with a coal supplier to Power. Therefore, this exposure relates to the risk of a counterparty performing under its obligations rather than payment risk. Coal prices have risen sharply since the beginning of 2008.

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more collateral than the outstanding exposure, in which case there would not be exposure. As of March 31, 2008, Power had 117 active counterparties.

ITEM 4. CONTROLS AND PROCEDURES

PSEG, Power and PSE&G

Disclosure Controls and Procedures

PSEG, Power and PSE&G have established and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of each respective company, as appropriate, by others within those entities to allow timely decisions regarding required disclosure. PSEG, Power and PSE&G have established a disclosure committee which includes several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer of each respective company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in achieving their objectives at the reasonable assurance level as of March 31, 2008.

Internal Controls

PSEG, Power and PSE&G continually review their respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PSEG, Power and PSE&G

PSEG, Power and PSE&G are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of the respective 2007 Annual Reports on Form 10-K of PSEG, Power and PSE&G, see Note 5. Commitments and Contingent Liabilities and Item 5. Other Information, Regulatory Issues.

ITEM 1A. RISK FACTORS

There are no risk factors to be added to the Risk Factors disclosed in Part I Item 1A included in PSEG’s, Power’s and PSE&G’s respective 2007 Annual Reports on Form 10-K. The risk factors set forth in the 2007 Annual Report of Form 10-K should be read in light of the following developments:

2007 Form 10-K Page 32. Treatment of ITC included in previous write-down of generation assets: The Treasury issued final regulations confirming the conclusion reached in the private letter ruling which PSE&G received from the IRS in May 2006.

2007 Form 10-K Page 35. We may be adversely affected by changes in energy deregulation policies, including market design rules. A draft EMP was released in April 2008 with a final plan expected to be completed later in the year. See Item 5. Other Information for additional discussion of the EMP.

In addition, the following risk factor is restated in its entirety:

2007 Form 10-k, Page 37. Certain of our leveraged lease transactions at Resources may be successfully challenged by the IRS, which would have a material adverse effect on our taxes, operating results and cash flows.

On November 16, 2006, the IRS issued its Revenue Agent’s Report for tax years 1997 through 2000, which disallowed all deductions associated with certain lease transactions that are similar to a type that the IRS publicly announced its intention to challenge. In addition, the IRS imposed a 20% penalty for substantial understatement of tax liability. In February 2007, PSEG filed a protest of these findings with the Office of Appeals of the IRS.

On April 9, 2008, the IRS issued its Revenue Agent’s Report for tax years 2001 through 2003, which disallowed all deductions associated with lease transactions similar to those disallowed in its 1997 through 2000 Report. As in its prior report, the IRS imposed a 20% penalty. PSEG is presently preparing a protest to this report which will be filed with the Office of Appeals of the IRS.

As of March 31, 2008 and December 31, 2007, Resources’ total gross investment in such transactions was $1.5 billion.

PSEG has been in discussions with the Office of Appeals of the IRS concerning the deductions that have been disallowed. The outcome of such discussions cannot be predicted.

Based on developments in tax cases involving other entities and its ongoing discussions with the IRS, PSEG anticipates that, absent reaching an agreement with the IRS to resolve this issue, a decision to proceed to litigation may occur in 2008. It is also reasonably possible that a re-measurement of unrecognized tax benefits related to these lease transactions will occur during the next 12 months. Such re-measurement could result in a material charge to earnings and a corresponding material impact to the Condensed Consolidated Balance Sheet; however, such impacts cannot be estimated at this time.

If all deductions associated with these lease transactions are successfully challenged by the IRS, it could have a material adverse impact on PSEG’s Condensed Consolidated Financial Statements and could impact future returns on these transactions. PSEG believes that its tax position related to these transactions is proper based on applicable statutes, regulations and case law.

If the IRS’ disallowance of tax benefits associated with all of these lease transactions were sustained, $904 million of PSEG’s deferred tax liabilities that have been recorded under leveraged lease accounting through March 31, 2008 would become currently payable. In addition, as of March 31, 2008 interest of $195 million, after-tax, and penalties of $173 million may become payable, with potential additional interest and penalties of $15 million continuing to accrue quarterly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PSEG’s Annual Meeting of Stockholders was held on April 15, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management’s nominees as listed in the proxy statement and all of management’s nominees were elected to the Board of Directors. Details of the voting are provided below:

	Votes For	Votes Withheld

Proposal 1:
Election of Directors
Terms expiring in 2009
Conrad K. Harper	443,437,354	9,428,617
Shirley Ann Jackson	438,859,800	14,006,171
Thomas A. Renyi	443,506,148	9,359,823

	Votes For	Votes Against	Abstentions

Proposal 2:
Ratification of Appointment of Deloitte & Touche LLP as Independent Auditor	442,087,678	5,971,613	4,806,679
Proposal 3:
To modify the system of compensation for senior executives	22,818,086	359,901,179	8,868,573
Proposal 4:
To nominate candidates for the Board of Directors from stockholders of long-term tenure without age restriction	15,671,201	366,300,406	9,616,231
Proposal 5:
For Board of Directors to nominate at least two candidates for each open board position	18,438,450	364,141,565	9,007,823

ITEM 5. OTHER INFORMATION

Certain information reported under the 2007 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2007 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

REGULATORY ISSUES

Federal Regulation

FERC

PSEG, Power and PSE&G

Regulation of Wholesale Sales—Generation/Market Issues

2007 Form 10-K, Page 15. Under FERC regulations, public utilities must receive FERC authorization to sell power in interstate commerce. Public utilities may sell power at cost-based rates or may apply to the FERC for authority to sell power at market-based rates (MBR). In order to obtain approval to sell power at MBR, the FERC must first make a determination that the requesting company lacks market power in the relevant markets. Once this determination is made, and MBR authority is granted, the public utility’s individual sales made under the MBR authority are not reviewed or approved by the FERC but are reported to the FERC in quarterly reports.

In January 2008, PSE&G, ER&T and Power Connecticut LLC (Power Connecticut) filed with the FERC their initial respective updated market power reports as required by the FERC’s new MBR rules. In addition, in this filing, Fossil and Nuclear, which currently sell all of their power to ER&T under FERC-approved cost-based rates, have asked for the authority to sell power at MBR. PSE&G, ER&T, Power Connecticut, Fossil and Nuclear asserted in their MBR filing that they either lack any generation market power or, if they do possess any market power, that market power is being effectively mitigated. PSE&G, ER&T, Power Connecticut, Fossil and Nuclear further asserted in their initial filing that, to the extent that the FERC analyzes market power held in the small sub-market of Northern PSEG, PJM mitigation rules (including price capping for bids) eliminate the potential for the exercise of market power in this sub-market. PSE&G, ER&T, Power Connecticut, Fossil and Nuclear plan, however, to make a supplemental filing to reflect a decision rendered by the FERC on April 17, 2008 that (i) eliminates the need for these companies to conduct a market power analysis within the Northern PSEG sub-market; (ii) adopts a rebuttable presumption that existing Regional Transmission Organization (RTO) mitigation schemes eliminate any market power concerns; and (iii) requires additional market power studies. This MBR filing is currently pending, though no substantive protests were filed by any party to the proceeding. The outcome of this filing cannot be predicted at this time.

PJM’s wholesale markets depend upon PJM’s Market Monitoring Unit (MMU) being viewed as a well-functioning and independent entity capable of effectively analyzing and addressing market power issues within PJM and stepping in to impose mitigation measures when required. In 2007, various state commissions and consumer groups filed a complaint at the FERC challenging the MMU’s independence by alleging that PJM was interfering with the MMU’s operations. On March 21, 2008, the FERC approved the settlement of this matter, under which the MMU will be a stand-alone company, engaged by contract (initial 6-year term) by PJM, with separate employees. This approach differs from the pre-existing internal MMU model.

The Cross Hudson Project

2007 Form 10-K, Page 16. In December 2007, Power submitted a response to a request by the New York Power Authority (NYPA) for additional power supply to New York City. Power proposed to disconnect its existing Bergen 2 generation station from the PJM grid and connect the station to the New York Independent System Operator (NYISO) transmission grid via a direct generator lead which will be constructed by a third party. On January 17, 2008, Power and the third party filed a request for a declaratory order at FERC seeking clarification from FERC on the status and use of the proposed generator lead. Power and the third party requested that FERC make a determination that it will not order the generator lead to be reconnected to the PJM system, that Power’s use of the generator lead will not be displaced by another party and the negotiated economic terms for the use of the generator lead are appropriate under the Federal Power Act. A number of parties, including the BPU and the New Jersey Division of Ratepayer Advocate, filed protests in the FERC declaratory order proceeding opposing the proposed disconnection of Bergen 2 from the PJM grid. On April 1, 2008, the FERC issued an order partially granting the request for a declaratory order which dismissed the claims of the BPU and others that the project should not be allowed to proceed and granted the request for negotiated rates for use of the generator lead. The FERC did not rule on the issue of whether it could order the generator lead line to be reconnected to the PJM system in the future. On April 29, 2008, the NYPA accepted the proposal of another supplier, subject to negotiation of a written agreement.

Capacity Market Issues

2007 Form 10-K, Page 16. Reliability Pricing Model (RPM) is a locational installed capacity market design for the PJM region, including a forward auction for installed capacity. Under RPM, generators located in constrained areas within PJM are paid more for their capacity so that they are incented to locate in those areas where generation capacity is most needed. Four PJM capacity auctions covering commitment periods extending from June 1, 2007 through May 31, 2011 have been held to date. In a proceeding in which PSE&G, Power and ER&T are petitioners, PJM’s RPM has been challenged in the United States Court of Appeals for the District of Columbia Circuit. PSE&G, Power and ER&T strongly support the RPM design but believe that certain components of the design should be modified.

In early 2006, certain interested market participants in New England agreed to a settlement that establishes the design of the region’s market for installed capacity and which will be implemented gradually over four years. Commencing in December 2006, all generators in New England began receiving forward capacity market payments that escalate gradually over the transition period. Reliability Must Run (RMR) contracts, such as Power’s, which provide cost-based compensation to a generation owner when a unit proposed for retirement is asked to continue operating for reliability purposes, continue to be effective until the implementation of the new market design in 2010. The forward capacity market design (FCM) consists of a forward-looking auction for installed capacity that is intended to recognize the locational value of generators on the system and contains incentive mechanisms to encourage generator availability during generation shortages. The first New England auction covering the commitment period from June 1, 2010 to May 31, 2011 occurred in February 2008. In a proceeding in which Power was a party, except for a procedural challenge that is not expected to affect FCM implementation, claims regarding New England’s FCM were rejected by the United States Court of Appeals for the District of Columbia Circuit in March 2008.

Capacity market rules in both PJM and in New England have also been criticized in various forums, including FERC, by certain customer and consumer groups as well as state regulatory authorities and governmental officials. One component of the RPM and FCM calculations is the cost of new entry (CONE). If the CONE is set too low, generators in the New England and PJM markets may not be adequately compensated for existing capacity and may decline to participate in RPM and FCM auctions and may not have sufficient incentives to construct new generating units for which they do not anticipate receiving an acceptable return. In April 2008, the FERC rejected PJM’s filing to increase the CONE for a new gas-fired peaking unit to be used in the calculation of capacity prices to be set by future RPM auctions. The period for appeal has not expired.

Power can not predict how capacity market design may change in the future.

FERC Transmission Regulation

PJM Economic Transmission Construction Rules

2007 Form 10-K, Page 17. PJM has proposed significant changes to the rules establishing how economic transmission gets built within PJM. Economic transmission is transmission that is being built not to address a reliability problem, but instead to reduce economic congestion on the system, as congestion can result in higher electricity prices paid by consumers located within congested areas. PJM proposes to forecast congestion levels well into the future and to use these forecasts as the basis for determining the benefits of an economic transmission project. Moreover, PJM’s proposal permits economic transmission that is rate-based (i.e. transmission that is funded by a company’s ratepayers and for which the company itself is not at financial risk) to be constructed as a first resort, rather than permit market solutions (transmission, generation and/or demand response) to first come forward to address congestion issues as is currently permitted in the NYISO.

On April 17, 2008, the FERC both accepted and rejected aspects of PJM’s proposed economic transmission rules, while accepting the general tariff mechanism that will allow rate-based economic transmission projects to move forward in PJM. In this proceeding, Power and PSE&G had recommended the implementation of a voting mechanism that will permit the identified beneficiaries of an economic transmission project to vote on the merits of a particular economic transmission project and to decide whether it gets built. The FERC rejected this argument in its April 2008 order but PSEG plans to challenge this rejection on rehearing.

Transmission Expansion

2007 Form 10-K, Page 17. In June 2007, PSE&G endorsed the construction of three new 500 kV transmission lines intended to significantly improve the reliability of the electrical grid serving New Jersey customers. PSE&G has since endorsed another new 500 kV line for reliability purposes. Also in June 2007, PJM approved construction of one of the proposed lines (Susquehanna-Roseland line) and construction responsibility was ultimately assigned to PSE&G and Pennsylvania Power and Light Company for their respective service territories. The estimated cost of PSE&G’s portion of this construction project is between $600 million and $650 million, and the line currently has an expected in-service date of 2012. The three other lines which PSE&G has endorsed have not yet been submitted to PJM for approval. Construction of the Susquehanna-Roseland line and the other transmission projects that have been endorsed by PSE&G is contingent upon obtaining all necessary landowner, municipal and state permits and approvals.

In March 2008, the FERC approved in its entirety PSE&G’s filing to classify as transmission (rather than distribution) certain separate 69 kV facilities that PSE&G will construct.

On April 17, 2008, the FERC approved incentive rate treatment for the Susquehanna-Roseland line consisting of:

•	a 125 basis point adder to return on equity for the Susquehanna-Roseland line;

•	a 50 basis point adder for continued membership in PJM;

•	100% recovery of prudently incurred construction work-in-progress expenses to be included in rate base;

•	abandonment expenses; and

•	the authority to transfer certain incentives to affiliates that are members of RTOs.

U.S. Department of Energy (DOE) Congestion Study

2007 Form 10-K, Page 17. In early 2007, the DOE issued a National Electric Transmission Congestion Study (Congestion Study), as directed by Congress. This Congestion Study identified two areas in the U.S. as critical congestion areas; one of the areas is the region between New York and Washington, D.C. and encompassing all of New Jersey. The DOE has the ability to designate transmission corridors in these critical congestion areas, which then gives the FERC the ability to site transmission projects within these corridors should the relevant state(s) fail to act in a timely manner.

In October 2007, the DOE acted to designate transmission corridors within these critical congestion areas. One of the corridors designated, for a twelve year period, is the Mid-Atlantic Area National Corridor. This corridor designation covers most of the PJM territory. In March 2008, the DOE affirmed its report on rehearing, though it remains subject to challenge in court; thus the final outcome of this proceeding cannot be predicted. Should the Mid-Atlantic Area corridor designation remain intact, entities seeking to build transmission within its geographic scope, which includes New Jersey, most of Pennsylvania and New York, will be able to use the FERC’s backstop eminent domain authority in the future, if necessary to site transmission.

Nuclear Regulatory Commission (NRC)

Power

Additional NRC Oversight

2007 Form 10-K, Page 19. Power has been advised by the NRC that Salem Unit 1 will be subject to additional oversight. The additional NRC oversight is due to a negative change in the performance indicator related to the plant’s diesel back-up power system. In December 2007, one of Salem Unit 1’s emergency diesel generators failed to start during NRC testing. This test failure, combined with another instance earlier in the year in which another of the unit’s diesel generators failed to start and a third failure in 2005 in which an emergency diesel generator failed to run led to the NRC’s action to downgrade the indicator. The change will result in a corresponding increase in the NRC’s inspection and assessment oversight at Salem Unit 1. This increased oversight will include a supplemental inspection to provide assurance that the problem has been adequately addressed. Power will continue to be under heightened oversight until inspection and reviews are completed by the NRC.

State Regulation

Power and PSE&G

BGSS

2007 Form 10-K, Page 21. BGSS is the mechanism approved by the BPU designed to recover all gas costs related to the supply for residential customers. BGSS filings are made annually by June 1 of each year, with an effective date of October 1. Revenues are matched with costs using deferred accounting, with the goal of achieving a zero cumulative balance by September 30 of each year. In addition, PSE&G has the ability to put in place two self-implementing BGSS increases on December 1 and February 1 of up to 5% and also may reduce the BGSS rate at any time.

PSE&G has a full-requirements contract through 2012 with Power to meet the supply requirements of PSE&G’s default service gas customers. Power charges PSE&G for gas commodity costs which PSE&G recovers from its customers. Any difference between rates charged by Power under the BGSS contract and rates charged to PSE&G’s residential customers are deferred and collected or refunded through adjustments in future rates. PSE&G earns no margin on the provision of BGSS.

There were no changes to the BGSS rate in 2007. In June 2007, PSE&G requested an increase in annual BGSS revenues of $39 million, excluding Sales and Use Tax, to be effective October 1, 2007. However, as a result of lower forward gas prices after the filing, the parties to the proceeding agreed that the requested increase was not necessary. The current BGSS rate will remain in effect and is considered final. A Stipulation including final terms has been executed and the BPU approved the agreement in a written Order dated March 4, 2008.

Solar Initiative

2007 Form 10-K, Page 22. On April 19, 2007, PSE&G filed a plan with the BPU designed to spur investment in solar power in New Jersey and meet energy goals under the EMP. Under the plan, PSE&G will invest approximately $105 million over two years following BPU approval of the plan in a pilot program to help finance the installation of solar systems throughout its service area. PSE&G will loan money to customers in its electric service territory for the installation of solar photovoltaic systems on the customers’ premises. The borrowers will repay the loans over a period of either 10 years (for residential customer loans) or 15 years (for all other loans) by providing PSE&G with solar renewable energy certificates (SRECs). Borrowers will also have the option to repay the loans with cash. PSE&G’s proposal is conditioned on it being allowed to earn a fair return on and of its investment, and recover its administrative costs to implement the program, through its regulated rates.

The program will support 30 MW of solar power in the following two years, fulfilling approximately 50% of the BPU’s Renewal Portfolio Standard requirements in PSE&G’s service area for energy years 2009 and 2010. On March 18, 2008, PSE&G, BPU Staff and the New Jersey Division of Rate Counsel reached a settlement agreement paving the way for PSE&G to invest approximately $105 million in a solar energy pilot program. This program received final BPU approval on April 8, 2008 and a written BPU order on April 16, 2008. Implementation of the program will follow.

New Jersey Energy Master Plan (EMP)

2007 Form 10-K, Page 22. State law in New Jersey requires that an EMP be developed every three years, the purpose of which is to ensure safe, secure and reasonably-priced energy supply, foster economic growth and development and protect the environment. A draft EMP was released in April 2008 with a final plan expected to be completed later in the year. It proposes a number of the actions to improve energy efficiency and increase the use of renewable resources and clean central station power for addressing climate change, including to:

•	conduct a complete review of the BGS auction process;

•	maximize energy conservation and energy efficiency to reduce New Jersey’s projected energy use by 20% by the year 2020;

•	reduce prices by decreasing peak demand by 5,700 MW by 2020;

•	meet 22.5% of New Jersey’s electricity needs from renewable sources;

•	develop new low carbon emitting, efficient power plants to help close the gap between the supply and demand of electricity;

•	invest in innovative clean energy technologies and businesses to stimulate the industry’s growth in New Jersey; and

•	consider the establishment of a state power authority or a state energy council.

PSE&G has stated its desire to be a partner to the state in the EMP. To this end PSE&G has proposed several programs in filings with the BPU addressing different components of the EMP goals, has submitted a number of strategies designed to improve efficiencies in customer use and increase the level of renewable generation and has been actively involved in the broad-based constituent working groups created to develop these strategies. PSEG and PSE&G will participate in the upcoming public proceedings to review the conclusions and recommendations of the EMP.

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

a.	PSEG:
	Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
	Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)
	Exhibit 31.1:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
	Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.1:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
b.	Power:
	Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges
	Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
	Exhibit 31.3:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
	Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.3:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
c.	PSE&G:
	Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
	Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
	Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
	Exhibit 31.5:	Certification by Thomas M. O’Flynn Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
	Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
	Exhibit 32.5:	Certification by Thomas M. O’Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

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

Date: May 6, 2008

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

Date: May 6, 2008

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

Date: May 6, 2008