Form 10-Q
period 2014-03-31
PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2014-05-02
CIK 1158659, 81033, 788784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2014, Public Service Enterprise Group Incorporated had outstanding 505,928,448 shares of its sole class of Common Stock, without par value.
As of April 15, 2014, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
PSEG Power LLC and Public Service Electric and Gas Company are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q. Each is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries' future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K and available on our website: http://www.pseg.com. These factors include, but are not limited to:

•	adverse changes in the demand for or the price of the capacity and energy that we sell into wholesale electricity markets,

•
adverse changes in energy industry law, policies and regulation, including market structures and a potential shift away from competitive markets toward subsidized market mechanisms, transmission planning and cost allocation rules, including rules regarding how transmission is planned and who is permitted to build transmission in the future, and reliability standards,

•	any inability of our transmission and distribution businesses to obtain adequate and timely rate relief and regulatory approvals from federal and state regulators,

•	changes in federal and state environmental regulations and enforcement that could increase our costs or limit our operations,

•
changes in nuclear regulation and/or general developments in the nuclear power industry, including various impacts from any accidents or incidents experienced at our facilities or by others in the industry, that could limit operations of our nuclear generating units,

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to balance our energy obligations, available supply and risks,

•	any deterioration in our credit quality or the credit quality of our counterparties,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	changes in the cost of, or interruption in the supply of, fuel and other commodities necessary to the operation of our generating units,

•	delays in receipt of necessary permits and approvals for our construction and development activities,

•	delays or unforeseen cost escalations in our construction and development activities,

•	any inability to achieve, or continue to sustain, our expected levels of operating performance,

•
any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers, and any inability to obtain sufficient coverage or recover proceeds of insurance with respect to such events,

•	acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses,

•	increases in competition in energy supply markets as well as competition for certain transmission projects,

•	any inability to realize anticipated tax benefits or retain tax credits,

•	challenges associated with recruitment and/or retention of a qualified workforce,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements, and

•
changes in technology, such as distributed generation and micro grids, and greater reliance on these technologies and changes in customer behaviors, including energy efficiency, net-metering and demand response.

All of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by management will be realized or even if realized, will have the expected consequences to, or effects on, us or our business prospects, financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements in making any investment decision. Forward-looking statements made in this report apply only as of the date of this report. While we may elect to update forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if internal estimates change, unless otherwise required by applicable securities laws.

The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

ii

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

		Three Months Ended
		March 31,
		2014	2013
	OPERATING REVENUES	$3,223	$2,786
	OPERATING EXPENSES
	Energy Costs	1,356	1,155
	Operation and Maintenance	856	710
	Depreciation and Amortization	306	290
	Taxes Other Than Income Taxes	—	21
	Total Operating Expenses	2,518	2,176
	OPERATING INCOME	705	610
	Income from Equity Method Investments	4	2
	Other Income	48	61
	Other Deductions	(12)	(29)
	Other-Than-Temporary Impairments	(2)	(2)
	Interest Expense	(97)	(102)
	INCOME BEFORE INCOME TAXES	646	540
	Income Tax Expense	(260)	(220)
	NET INCOME	$386	$320
	WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
	BASIC	506,077	505,942
	DILUTED	507,831	507,220
	NET INCOME PER SHARE:
	BASIC	$0.76	$0.63
`	DILUTED	$0.76	$0.63
	DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.37	$0.36

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$386	$320
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(3) and $(27) for 2014 and 2013, respectively	2	27
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(2) and $2 for 2014 and 2013, respectively	2	(4)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(2) and $(7) for 2014 and 2013, respectively	4	10
Other Comprehensive Income (Loss), net of tax	8	33
COMPREHENSIVE INCOME	$394	$353

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$655	$493
Accounts Receivable, net of allowances of $61 and $56 in 2014 and 2013, respectively	1,710	1,203
Tax Receivable	111	109
Unbilled Revenues	261	300
Fuel	271	545
Materials and Supplies, net	475	479
Prepayments	55	89
Derivative Contracts	43	98
Deferred Income Taxes	114	24
Regulatory Assets	125	243
Other	33	31
Total Current Assets	3,853	3,614
PROPERTY, PLANT AND EQUIPMENT	30,152	29,713
Less: Accumulated Depreciation and Amortization	(8,219)	(8,068)
Net Property, Plant and Equipment	21,933	21,645
NONCURRENT ASSETS
Regulatory Assets	2,570	2,612
Regulatory Assets of Variable Interest Entities (VIEs)	414	476
Long-Term Investments	1,321	1,313
Nuclear Decommissioning Trust (NDT) Fund	1,734	1,701
Long-Term Receivable of VIE	418	—
Other Special Funds	635	613
Goodwill	16	16
Other Intangibles	48	33
Derivative Contracts	47	163
Restricted Cash of VIEs	24	24
Other	313	312
Total Noncurrent Assets	7,540	7,263
TOTAL ASSETS	$33,326	$32,522

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$544	$544
Securitization Debt of VIEs Due Within One Year	242	237
Commercial Paper and Loans	—	60
Accounts Payable	1,116	1,222
Derivative Contracts	75	76
Accrued Interest	112	95
Accrued Taxes	311	37
Clean Energy Program	85	142
Obligation to Return Cash Collateral	134	119
Regulatory Liabilities	159	43
Other	579	488
Total Current Liabilities	3,357	3,063
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,148	7,107
Regulatory Liabilities	172	233
Regulatory Liabilities of VIEs	11	11
Asset Retirement Obligations	687	677
Other Postretirement Benefit (OPEB) Costs	1,081	1,095
OPEB Costs of Servco	307	—
Accrued Pension Costs	122	121
Accrued Pension Costs of Servco	109	—
Environmental Costs	400	414
Derivative Contracts	28	31
Long-Term Accrued Taxes	186	180
Other	116	119
Total Noncurrent Liabilities	10,367	9,988
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	7,586	7,587
Securitization Debt of VIEs	200	259
Project Level, Non-Recourse Debt	16	16
Total Long-Term Debt	7,802	7,862
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2014 and 2013—533,556,660 shares	4,856	4,861
Treasury Stock, at cost, 2014— 27,680,836 shares; 2013— 27,699,398 shares	(626)	(615)
Retained Earnings	7,656	7,457
Accumulated Other Comprehensive Loss	(87)	(95)
Total Common Stockholders’ Equity	11,799	11,608
Noncontrolling Interest	1	1
Total Stockholders’ Equity	11,800	11,609
Total Capitalization	19,602	19,471
TOTAL LIABILITIES AND CAPITALIZATION	$33,326	$32,522

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$386	$320
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	306	290
Amortization of Nuclear Fuel	54	50
Provision for Deferred Income Taxes (Other than Leases) and ITC	(39)	(5)
Non-Cash Employee Benefit Plan Costs	11	61
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(22)	(6)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	224	165
Change in Accrued Storm Costs	(1)	(46)
Net Change in Other Regulatory Assets and Liabilities	177	80
Cost of Removal	(25)	(24)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(23)	(24)
Net Change in Certain Current Assets and Liabilities	80	207
Employee Benefit Plan Funding and Related Payments	(32)	(192)
Other	20	1
Net Cash Provided By (Used In) Operating Activities	1,116	877
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(609)	(724)
Proceeds from Sales of Available-for-Sale Securities	257	258
Investments in Available-for-Sale Securities	(269)	(271)
Other	(8)	4
Net Cash Provided By (Used In) Investing Activities	(629)	(733)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(60)	(98)
Issuance of Long-Term Debt	—	400
Redemption of Long-Term Debt	—	(150)
Redemption of Securitization Debt	(54)	(51)
Cash Dividends Paid on Common Stock	(187)	(182)
Other	(24)	(22)
Net Cash Provided By (Used In) Financing Activities	(325)	(103)
Net Increase (Decrease) in Cash and Cash Equivalents	162	41
Cash and Cash Equivalents at Beginning of Period	493	379
Cash and Cash Equivalents at End of Period	$655	$420
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$15	$3
Interest Paid, Net of Amounts Capitalized	$79	$82
Accrued Property, Plant and Equipment Expenditures	$247	$265

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING REVENUES	$1,700	$1,451
OPERATING EXPENSES
Energy Costs	1,044	860
Operation and Maintenance	302	283
Depreciation and Amortization	72	66
Total Operating Expenses	1,418	1,209
OPERATING INCOME	282	242
Income from Equity Method Investments	4	3
Other Income	33	47
Other Deductions	(10)	(28)
Other-Than-Temporary Impairments	(2)	(2)
Interest Expense	(32)	(30)
INCOME BEFORE INCOME TAXES	275	232
Income Tax Expense	(111)	(91)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$164	$141

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$164	$141
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(2) and $(27) for 2014 and 2013, respectively	2	27
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1) and $2 for 2014 and 2013, respectively	1	(4)
Pension/OPEB adjustment, net of tax (expense) benefit of $(2) and $(5) for 2014 and 2013, respectively	3	9
Other Comprehensive Income (Loss), net of tax	6	32
COMPREHENSIVE INCOME	$170	$173

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10	$6
Accounts Receivable	544	338
Accounts Receivable—Affiliated Companies, net	36	333
Short-Term Loan to Affiliate	942	790
Fuel	271	545
Materials and Supplies, net	347	362
Derivative Contracts	27	57
Prepayments	15	13
Deferred Income Taxes	105	30
Other	2	2
Total Current Assets	2,299	2,476
PROPERTY, PLANT AND EQUIPMENT	10,372	10,278
Less: Accumulated Depreciation and Amortization	(3,037)	(2,911)
Net Property, Plant and Equipment	7,335	7,367
NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Fund	1,734	1,701
Long-Term Investments	123	123
Goodwill	16	16
Other Intangibles	48	33
Other Special Funds	148	139
Derivative Contracts	9	72
Other	76	75
Total Noncurrent Assets	2,154	2,159
TOTAL ASSETS	$11,788	$12,002

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$44	$44
Accounts Payable	490	516
Derivative Contracts	67	76
Accrued Interest	43	28
Other	137	136
Total Current Liabilities	781	800
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	2,044	2,031
Asset Retirement Obligations	405	400
Other Postretirement Benefit (OPEB) Costs	209	206
Derivative Contracts	28	31
Accrued Pension Costs	35	35
Long-Term Accrued Taxes	49	53
Other	87	91
Total Noncurrent Liabilities	2,857	2,847
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT
Total Long-Term Debt	2,497	2,497
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,482	4,693
Accumulated Other Comprehensive Loss	(57)	(63)
Total Member’s Equity	5,653	5,858
TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,788	$12,002

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$164	$141
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	72	66
Amortization of Nuclear Fuel	54	50
Provision for Deferred Income Taxes and ITC	(71)	(33)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	224	165
Non-Cash Employee Benefit Plan Costs	3	17
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(23)	(24)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	289	259
Margin Deposit	(261)	(117)
Accounts Receivable	(19)	2
Accounts Payable	(70)	(68)
Accounts Receivable/Payable—Affiliated Companies, net	279	121
Accrued Interest Payable	15	15
Other Current Assets and Liabilities	(4)	24
Employee Benefit Plan Funding and Related Payments	(2)	(45)
Other	24	2
Net Cash Provided By (Used In) Operating Activities	674	575
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(126)	(151)
Proceeds from Sales of Available-for-Sale Securities	247	244
Investments in Available-for-Sale Securities	(259)	(256)
Short-Term Loan—Affiliated Company, net	(152)	(174)
Other	(5)	8
Net Cash Provided By (Used In) Investing Activities	(295)	(329)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(375)	(253)
Contributed Capital	—	8
Other	—	(2)
Net Cash Provided By (Used In) Financing Activities	(375)	(247)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(1)
Cash and Cash Equivalents at Beginning of Period	6	7
Cash and Cash Equivalents at End of Period	$10	$6
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(93)	$2
Interest Paid, Net of Amounts Capitalized	$16	$18
Accrued Property, Plant and Equipment Expenditures	$62	$41

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING REVENUES	$2,145	$1,995
OPERATING EXPENSES
Energy Costs	1,045	967
Operation and Maintenance	462	427
Depreciation and Amortization	227	215
Taxes Other Than Income Taxes	—	21
Total Operating Expenses	1,734	1,630
OPERATING INCOME	411	365
Other Income	14	13
Other Deductions	—	(1)
Interest Expense	(68)	(73)
INCOME BEFORE INCOME TAXES	357	304
Income Tax Expense	(143)	(125)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$214	$179

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$214	$179
COMPREHENSIVE INCOME	$214	$179

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$177	$18
Accounts Receivable, net of allowances of $61 and $56 in 2014 and 2013, respectively	1,135	832
Unbilled Revenues	261	300
Materials and Supplies	126	115
Prepayments	6	24
Regulatory Assets	125	243
Derivative Contracts	—	25
Deferred Income Taxes	6	16
Other	14	12
Total Current Assets	1,850	1,585
PROPERTY, PLANT AND EQUIPMENT	19,424	19,071
Less: Accumulated Depreciation and Amortization	(4,993)	(4,964)
Net Property, Plant and Equipment	14,431	14,107
NONCURRENT ASSETS
Regulatory Assets	2,570	2,612
Regulatory Assets of VIEs	414	476
Long-Term Investments	367	361
Other Special Funds	362	354
Derivative Contracts	20	69
Restricted Cash of VIEs	24	24
Other	137	132
Total Noncurrent Assets	3,894	4,028
TOTAL ASSETS	$20,175	$19,720

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$500
Securitization Debt of VIEs Due Within One Year	242	237
Commercial Paper and Loans	—	60
Accounts Payable	490	535
Accounts Payable—Affiliated Companies, net	293	190
Accrued Interest	69	67
Clean Energy Program	85	142
Derivative Contracts	8	—
Deferred Income Taxes	4	30
Obligation to Return Cash Collateral	134	119
Regulatory Liabilities	159	43
Other	410	314
Total Current Liabilities	2,394	2,237
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,450	4,406
Other Postretirement Benefit (OPEB) Costs	822	839
Accrued Pension Costs	27	27
Regulatory Liabilities	172	233
Regulatory Liabilities of VIEs	11	11
Environmental Costs	349	363
Asset Retirement Obligations	278	274
Long-Term Accrued Taxes	82	72
Other	48	47
Total Noncurrent Liabilities	6,239	6,272
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	5,067	5,066
Securitization Debt of VIEs	200	259
Total Long-Term Debt	5,267	5,325
STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2014 and 2013—132,450,344 shares	892	892
Contributed Capital	695	520
Basis Adjustment	986	986
Retained Earnings	3,701	3,487
Accumulated Other Comprehensive Income	1	1
Total Stockholder’s Equity	6,275	5,886
Total Capitalization	11,542	11,211
TOTAL LIABILITIES AND CAPITALIZATION	$20,175	$19,720

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$214	$179
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	227	215
Provision for Deferred Income Taxes and ITC	31	29
Non-Cash Employee Benefit Plan Costs	6	39
Cost of Removal	(25)	(24)
Change in Accrued Storm Costs	(1)	(46)
Net Change in Other Regulatory Assets and Liabilities	177	80
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(264)	(200)
Materials and Supplies	(11)	(7)
Prepayments	18	20
Accounts Payable	14	8
Accounts Receivable/Payable—Affiliated Companies, net	120	64
Other Current Assets and Liabilities	112	104
Employee Benefit Plan Funding and Related Payments	(29)	(120)
Other	(10)	(12)
Net Cash Provided By (Used In) Operating Activities	579	329
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(481)	(572)
Proceeds from Sales of Available-for-Sale Securities	5	6
Investments in Available-for-Sale Securities	(3)	(6)
Solar Loan Investments	(2)	(7)
Restricted Funds	—	1
Net Cash Provided By (Used In) Investing Activities	(481)	(578)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(60)	(98)
Issuance of Long-Term Debt	—	400
Redemption of Long-Term Debt	—	(150)
Redemption of Securitization Debt	(54)	(51)
Contributed Capital	175	100
Other	—	(7)
Net Cash Provided By (Used In) Financing Activities	61	194
Net Increase (Decrease) In Cash and Cash Equivalents	159	(55)
Cash and Cash Equivalents at Beginning of Period	18	116
Cash and Cash Equivalents at End of Period	$177	$61
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(37)	$—
Interest Paid, Net of Amounts Capitalized	$62	$63
Accrued Property, Plant and Equipment Expenditures	$185	$224

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
PSEG is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid-Atlantic United States and in other select markets. PSEG’s principal direct wholly owned subsidiaries are:

•
Power—which is a multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply and energy trading functions through its principal direct wholly owned subsidiaries. Power’s subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and the states in which they operate.

•
PSE&G—which is an operating public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the FERC. PSE&G also invests in solar generation projects and has implemented energy efficiency and demand response programs in New Jersey, which are regulated by the BPU.

PSEG's other direct wholly owned subsidiaries include PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; PSEG Long Island LLC (PSEG LI), which, effective January 1, 2014, operates the Long Island Power Authority's (LIPA) transmission and distribution (T&D) system under a twelve year Amended and Restated Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2013.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.
On December 31, 2013, Energy Holdings distributed the outstanding equity of its 50% interest in a partnership that owns and operates a generation facility in Hawaii and its wholly owned interest in PSEG Solar Source LLC to PSEG. PSEG in turn contributed this distribution to Power as an additional equity investment. This transaction was accounted for as a non-cash transfer of equity interest between entities under common control with prior period financial statements for Power retrospectively adjusted to include the earnings related to the transfer. As a result, Power’s Operating Revenues and Net Income for the three months ended March 31, 2013 each increased by $4 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Recent Accounting Standards
New Standards Adopted during 2014
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
This accounting standard was issued to address diversity in practice related to the presentation of an unrecognized tax benefit in certain cases. This standard requires entities to present an unrecognized tax benefit or a portion thereof on the Balance Sheet as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.
However, the unrecognized tax benefit will be presented on the Balance Sheet as a liability and will not be combined with deferred tax assets in cases where that tax benefit cannot or will not, if permissible, be used to settle any additional income taxes that would result from the disallowance of a tax position.
The standard was effective for fiscal years and interim periods beginning after December 15, 2013. The impact of adopting this standard was immaterial.

Note 3. Variable Interest Entities (VIEs)
Variable Interest Entities for which PSE&G is the Primary Beneficiary
PSE&G is the primary beneficiary and consolidates two marginally capitalized VIEs, PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), which were created for the purpose of issuing transition bonds and purchasing bond transitional property of PSE&G, which is pledged as collateral to a trustee. PSE&G acts as the servicer for these entities to collect securitization transition charges authorized by the BPU. These funds are remitted to Transition Funding and Transition Funding II and are used for interest and principal payments on the transition bonds and related costs.
The assets and liabilities of Transition Funding and Transition Funding II are presented separately on the face of the Condensed Consolidated Balance Sheets of PSEG and PSE&G because the assets of these VIEs are restricted and can only be used to settle their respective obligations. No Transition Funding or Transition Funding II creditor has any recourse to the general credit of PSE&G in the event the transition charges are not sufficient to cover the bond principal and interest payments of Transition Funding or Transition Funding II, respectively.
PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of March 31, 2014 and December 31, 2013. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II during the first three months of 2014 or in 2013. PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding or Transition Funding II.
Variable Interest Entity for which PSEG LI is the Primary Beneficiary
PSEG LI consolidates Long Island Electric Utility Servco, LLC (Servco), a marginally capitalized VIE, which was created for the purpose of operating LIPA's T&D system in Long Island, New York as well as providing administrative support functions to LIPA. PSEG LI is the primary beneficiary of Servco because it directs the operations of Servco, the activity that most significantly impacts Servco's economic performance and it has the obligation to absorb losses of Servco that could potentially be significant to Servco. Such losses would be immaterial to PSEG.
Pursuant to the OSA, Servco's operating costs are reimbursable entirely by LIPA, and therefore, PSEG LI's risk is limited related to the activities of Servco. PSEG LI has no current obligation, nor expectation, to provide direct financial support to Servco. In addition to reimbursement of Servco’s operating costs as provided for in the OSA, PSEG LI receives an annual contract management fee. PSEG LI’s annual contractual management fee, in certain situations, could be partially offset by ServCo's annual storm costs not approved by the Federal Emergency Management Agency, limited contingent liabilities and penalties for failing to meet certain performance metrics.
PSEG recognized a long-term receivable primarily related to future funding by LIPA of Servco’s recognized pension and other postretirement benefit (OPEB) liabilities. This receivable is presented separately on the Condensed Consolidated Balance Sheet of PSEG as a noncurrent asset because it is restricted. See Note 7. Pension and Other Postretirement Benefits for additional information.
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operations and Maintenance Expense, respectively. For transactions in which Servco acts as an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG's Condensed Consolidated Statement of Operations.

Note 4. Rate Filings
The following information discusses significant updates regarding orders and pending rate filings. This Note should be read in conjunction with Note 6. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

•
Remediation Adjustment Charge (RAC)—On April 18, 2014, PSE&G filed a petition with the BPU requesting recovery of $66 million related to RAC 21 net manufactured gas plant expenditures through July 31, 2013. This matter is pending.

•
Weather Normalization Clause (WNC)—In April 2014, the BPU approved PSE&G's filing with respect to deficiency revenues from the 2012-2013 Winter Period. The BPU’s approval of a final WNC resulted in no change to the provisional rate previously approved by the BPU and implemented effective October 1, 2013, which was set to recover $26 million from customers during the 2013-2014 Winter Period (October 1, 2013 through May 31, 2014).

•
Basic Gas Supply Service (BGSS)—In January and February 2014, PSE&G filed self-implementing one-month BGSS residential customer bill credits with the BPU for 25 cents per therm for the months of February and March 2014. These credits provided approximately $93 million in total credits to residential customers, reducing the BGSS deferred balance. On April 1, 2014, the BGSS rate reverted back to the current rate.

Note 5. Financing Receivables
PSE&G
PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. The loans are generally paid back with Solar Renewable Energy Certificates generated from the installed solar electric system. The following table reflects the outstanding loans by class of customer, none of which are considered “non-performing.”

Credit Risk Profile Based on Payment Activity
	As of	As of
Consumer Loans	March 31, 2014	December 31, 2013
	Millions
Commercial/Industrial	$197	$192
Residential	15	15
Total	$212	$207

Energy Holdings
Energy Holdings, through various of its indirect subsidiary companies, has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ investments in the leases are comprised of the total expected lease receivables on its investments over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2014 and December 31, 2013, respectively.

	As of	As of
	March 31, 2014	December 31, 2013
	Millions
Lease Receivables (net of Non-Recourse Debt)	$700	$701
Estimated Residual Value of Leased Assets	529	529
Total Investments in Rental Receivables	1,229	1,230
Unearned and Deferred Income	(401)	(405)
Gross Investments in Leases	828	825
Deferred Tax Liabilities	(708)	(727)
Net Investment in Leases	$120	$98

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. "Not Rated" counterparties represent investments in lease receivables related to coal-fired assets and commercial real estate properties.

	Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating (Standard & Poor's (S&P))	As of	As of
As of March 31, 2014	March 31, 2014	December 31, 2013
	Millions
AA	$19	$19
AA-	56	56
BBB+ - BB+	316	316
B	165	166
Not Rated	144	144
Total	$700	$701

The “B” rating and the "Not Rated" in the preceding table include lease receivables related to coal-fired assets in Pennsylvania and Illinois, respectively. As of March 31, 2014, the gross investment in the leases of such assets, net of non-recourse debt, was $562 million ($18 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset	Location	Gross Investment	% Owned	Total	Fuel Type	Counter-parties’ S&P Credit Ratings	Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	Not Rated	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	Not Rated	Edison Mission Energy
Keystone Station Units 1 and 2	PA	$117	17%	1,711	Coal	B	GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$117	17%	1,711	Coal	B	GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$110	100%	603	Coal	B	GenOn REMA, LLC

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease and may include letters of credit or affiliate guarantees. Upon the occurrence of certain defaults, the indirect subsidiary companies of Energy Holdings would exercise their rights and attempt to seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital investments and trigger certain material tax obligations. A bankruptcy of a lessee would likely delay any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and may also be required to pay significant cash tax liabilities to the Internal Revenue Service (IRS).
Although all lease payments are current, no assurances can be given that future payments in accordance with the lease contracts will continue. Factors which may impact future lease cash flows include, but are not limited to, new environmental legislation and regulation regarding air quality, water and other discharges in the process of generating electricity, market prices for fuel, electricity and capacity, overall financial condition of lease counterparties and the quality and condition of assets under lease. GenOn REMA, LLC, an indirect subsidiary of NRG Energy, Inc. (NRG), has disclosed its plan to place Shawville in a “long term protective layup” by April 2015. NRG has stated that it is evaluating whether to continue to pay the required rent and maintain the facility in accordance with the lease terms or terminate the lease for obsolescence in which case the lessee would be required, among other things, to pay the contractual termination value structured to recover the lease investment of Energy Holdings’ indirect subsidiaries as specified in the lease agreement.
Nesbitt Asset Recovery, LLC (Nesbitt), (an indirect, wholly owned subsidiary of Energy Holdings), owns approximately 64% of the lease interest in the Powerton and Joliet coal units in Illinois. These facilities are leased to Midwest Generation (MWG), which was an indirect subsidiary of Edison Mission Energy (EME). In December 2012, EME and MWG filed for relief under Chapter 11 of the U.S. Bankruptcy Code. In October 2013, NRG, EME, MWG, Nesbitt and other creditor parties involved in the bankruptcy executed a new agreement under which NRG would acquire substantially all of EME’s assets, including the Powerton and Joliet leased assets. In March 2014, the Bankruptcy Court approved the transaction. As part of the transaction, (i) the leases for the Powerton and Joliet coal units were assumed on their existing terms, (ii) all past due rent under the leases was paid in full, (iii) NRG assumed EME’s tax indemnity and guarantee obligations, and (iv) NRG agreed to invest up to $350 million in the Powerton and Joliet coal units so they can be operated in compliance with environmental regulations. On April 1, 2014, NRG and EME closed on the transaction in accordance with these terms, bringing the lease payments current. NRG's credit rating is BB-.

Note 6. Available-for-Sale Securities
Nuclear Decommissioning Trust (NDT) Fund
Power maintains an external master nuclear decommissioning trust to fund its share of decommissioning for its five nuclear facilities upon termination of operation. The trust contains a qualified fund and a non-qualified fund. Section 468A of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. The trust funds are managed by third party investment advisers who operate under investment guidelines developed by Power.
Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund:

	As of March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$619	$288	$(3)	$904
Debt Securities
Government Obligations	464	3	(7)	460
Other Debt Securities	306	11	(2)	315
Total Debt Securities	770	14	(9)	775
Other Securities	55	—	—	55
Total NDT Available-for-Sale Securities	$1,444	$302	$(12)	$1,734

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$609	$290	$(2)	$897
Debt Securities
Government Obligations	438	3	(12)	429
Other Debt Securities	285	10	(4)	291
Total Debt Securities	723	13	(16)	720
Other Securities	84	—	—	84
Total NDT Available-for-Sale Securities	$1,416	$303	$(18)	$1,701

These amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2014	December 31, 2013
	Millions
Accounts Receivable	$68	$39
Accounts Payable	$70	$36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2014				As of December 31, 2013
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$56	$(3)	$1	$—	$30	$(2)	$2	$—
Debt Securities
Government Obligations (B)	269	(7)	4	—	300	(11)	1	(1)
Other Debt Securities (C)	91	(2)	3	—	107	(4)	3	—
Total Debt Securities	360	(9)	7	—	407	(15)	4	(1)
NDT Available-for-Sale Securities	$416	$(12)	$8	$—	$437	$(17)	$6	$(1)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2014.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2014.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are limited to investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2014.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2014	2013
	Millions
Proceeds from NDT Fund Sales	$245	$241
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	23	37
Gross Realized Losses	(4)	(19)
Net Realized Gains (Losses) on NDT Fund	$19	$18

Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $143 million (after-tax) were a component of Accumulated Other Comprehensive Loss on PSEG's and Power’s Condensed Consolidated Balance Sheets as of March 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The NDT available-for-sale debt securities held as of March 31, 2014 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$38
1 - 5 years	216
6 - 10 years	184
11 - 15 years	54
16 - 20 years	29
Over 20 years	254
Total NDT Available-for-Sale Debt Securities	$775

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). In the three months ended March 31, 2014, other-than-temporary impairments of $2 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
Rabbi Trust
PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as a “Rabbi Trust.”
PSEG classifies investments in the Rabbi Trust as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$12	$9	$—	$21
Debt Securities
Government Obligations	110	—	(1)	109
Other Debt Securities	46	1	(1)	46
Total Debt Securities	156	1	(2)	155
Other Securities	7	—	—	7
Total Rabbi Trust Available-for-Sale Securities	$175	$10	$(2)	$183

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$14	$9	$—	$23
Debt Securities
Government Obligations	109	—	(2)	107
Other Debt Securities	46	1	(1)	46
Total Debt Securities	155	1	(3)	153
Other Securities	3	—	—	3
Total Rabbi Trust Available-for-Sale Securities	$172	$10	$(3)	$179

These amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2014	December 31, 2013
	Millions
Accounts Receivable	$4	$1
Accounts Payable	$3	$2

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2014				As of December 31, 2013
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government Obligations (B)	42	(1)	2	—	47	(2)	2	—
Other Debt Securities (C)	13	(1)	1	—	18	(1)	1	—
Total Debt Securities	55	(2)	3	—	65	(3)	3	—
Rabbi Trust Available-for-Sale Securities	$55	$(2)	$3	$—	$65	$(3)	$3	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors. PSEG does not consider these securities to be other-than-temporarily impaired as of March 31, 2014.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since PSEG does not intend to sell nor

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

will it be more-likely-than-not required to sell. PSEG does not consider these securities to be other-than-temporarily impaired as of March 31, 2014.

(C)
Debt Securities (Corporate)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2014.

The proceeds from the sales of securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2014	2013
	Millions
Proceeds from Rabbi Trust Sales	$12	$17
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$—
Gross Realized Losses	—	—
Net Realized Gains (Losses) on Rabbi Trust	$2	$—

Net unrealized gains of $4 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of March 31, 2014. The Rabbi Trust available-for-sale debt securities held as of March 31, 2014 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	60
6 - 10 years	27
11 - 15 years	9
16 - 20 years	4
Over 20 years	55
Total Rabbi Trust Available-for-Sale Debt Securities	$155

The cost of these securities was determined on the basis of specific identification.
PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in a commingled indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of assets in the Rabbi Trust related to PSEG, Power and PSE&G are detailed as follows:

	As of	As of
	March 31, 2014	December 31, 2013
	Millions
Power	$43	$39
PSE&G	39	42
Other	101	98
Total Rabbi Trust Available-for-Sale Securities	$183	$179

Note 7. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis.
Pension and OPEB costs for PSEG, except for Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	Millions
Components of Net Periodic Benefit Cost
Service Cost	$26	$29	$5	$5
Interest Cost	59	54	17	16
Expected Return on Plan Assets	(100)	(87)	(7)	(5)
Amortization of Net
Prior Service Cost (Credit)	(5)	(5)	(4)	(4)
Actuarial Loss	14	47	6	11
Total Benefit Costs	$(6)	$38	$17	$23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pension and OPEB costs for Power, PSE&G and PSEG’s other subsidiaries, except for Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	Millions
Power	$(2)	$11	$5	$6
PSE&G	(5)	23	11	16
Other	1	4	1	1
Total Benefit Costs	$(6)	$38	$17	$23

PSEG does not anticipate making contributions into its pension plan during 2014. However, during the three months ended March 31, 2014, PSEG contributed its entire planned contribution for the year 2014 of $14 million into its postretirement healthcare plan.

Servco Pension and OPEB
At the direction of LIPA, effective January 1, 2014, Servco established benefit plans that provide substantially the same benefits to its employees as those previously provided by National Grid Electric Services LLC (NGES), the predecessor T&D system manager for LIPA. Since the vast majority of Servco's employees had worked under NGES' T&D operations services arrangement with LIPA, Servco's plans provide certain of those employees with pension and OPEB vested credit for prior years' services earned while working for NGES. The benefit plans cover all employees of Servco for current service. Under the OSA, all of these and any future employee benefit costs are to be funded by LIPA. See Note 3. Variable Interest Entities (VIEs). These obligations, as well as the offsetting long-term receivable, are separately presented on the Condensed Consolidated Balance Sheet of PSEG.
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. The pension-related revenues and costs for the three months ended March 31, 2014 were $23 million. As of March 31, 2014, Servco had funded 17% of its projected pension benefit obligation. Servco plans to contribute an additional $44 million to its pension plan trusts during 2014. There were no OPEB-related revenues earned or costs incurred for the three months ended March 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following assumptions were used to determine the benefit obligations of Servco:

	Pension Benefits	Other Benefits
	January 1, 2014
Weighted-Average Assumptions Used to Determine Benefit Obligations as of January 1, 2014
Discount Rate	5.50%	5.40%
Rate of Compensation Increase	2.50%	2.50%
Assumed Health Care Cost Trend Rates as of January 1, 2014
Administrative Expense		5.00%
Dental Costs		5.00%
Pre-65 Medical Costs
Immediate Rate		7.50%
Ultimate Rate		5.00%
Year Ultimate Rate Reached		2019
Post-65 Medical Costs
Immediate Rate		7.50%
Ultimate Rate		5.00%
Year Ultimate Rate Reached		2019
		Millions
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs
Postretirement Benefit Obligation		$62
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs
Postretirement Benefit Obligation		$(49)

Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to Servco's plan participants:

Year	Pension Benefits	Other Benefits
	Millions
2014	$—	$1
2015	—	3
2016	1	4
2017	2	6
2018	3	8
2019-2023	37	65
Total	$43	$87

Note 8. Commitments and Contingent Liabilities
Guaranteed Obligations
Power’s activities primarily involve the purchase and sale of energy and related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, cash-related instruments or guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power has unconditionally guaranteed payments to counterparties by its subsidiaries in commodity-related transactions in order to

•	support current exposure, interest and other costs on sums due and payable in the ordinary course of business, and

•	obtain credit.
Under these agreements, guarantees cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction.
In order for Power to incur a liability for the face value of the outstanding guarantees, its subsidiaries would have to

•	fully utilize the credit granted to them by every counterparty to whom Power has provided a guarantee, and

•	all of the related contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties).
Power believes the probability of this result is unlikely. For this reason, Power believes that the current exposure at any point in time is a more meaningful representation of the potential liability under these guarantees. This current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any collateral posted.
Power is subject to

•	counterparty collateral calls related to commodity contracts, and

•	certain creditworthiness standards as guarantor under performance guarantees of its subsidiaries.
Changes in commodity prices can have a material impact on collateral requirements under such contracts, which are posted and received primarily in the form of cash and letters of credit. Power also routinely enters into futures and options transactions for electricity and natural gas as part of its operations. These futures contracts usually require a cash margin deposit with brokers, which can change based on market movement and in accordance with exchange rules.
In addition to the guarantees discussed above, Power has also provided payment guarantees to third parties on behalf of its affiliated companies. These guarantees support various other non-commodity related contractual obligations.
The face value of Power's outstanding guarantees, current exposure and margin positions as of March 31, 2014 and December 31, 2013 are shown as follows:

	As of	As of
	March 31, 2014	December 31, 2013
	Millions
Face Value of Outstanding Guarantees	$1,930	$1,639
Exposure under Current Guarantees	$236	$246
Letters of Credit Margin Posted	$130	$132
Letters of Credit Margin Received	$16	$25
Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(19)	$—
Net Broker Balance Deposited (Received)	$360	$80
In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that could be Required	$802	$691
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,525	$3,522
Additional Amounts Posted:
Other Letters of Credit	$45	$45

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As part of determining credit exposure, Power nets receivables and payables with the corresponding net energy contract balances. See Note 10. Financial Risk Management Activities for further discussion. In accordance with PSEG's accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
In the event of a deterioration of Power’s credit rating to below investment grade, which would represent a three level downgrade from its current S&P, Moody’s and Fitch ratings, many of these agreements allow the counterparty to demand further performance assurance. See preceding table.
The SEC and the Commodity Futures Trading Commission (CFTC) continue efforts to implement new rules to effect stricter regulation over swaps and derivatives, including imposing reporting and record-keeping requirements. In August 2013, PSEG began reporting its swap transactions to a CFTC-approved swap data repository. PSEG continues to monitor developments in this area, as the CFTC considers additional requirements such as a new position limits rule for energy commodity swaps.
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power had posted letters of credit to support Power's various other non-energy contractual and environmental obligations. See preceding table.
Environmental Matters
Passaic River
Historic operations of PSEG companies and the operations of hundreds of other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes as discussed as follows.
Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)
The U.S. Environmental Protection Agency (EPA) has determined that a 17-mile stretch of the Passaic River from Newark to Clifton, New Jersey is a “Super Fund” site under CERCLA. This designation allows the EPA to clean up such sites and to compel responsible parties to perform cleanups or reimburse the government for cleanups led by the EPA.
The EPA has determined the need to perform a comprehensive study of the entire 17-miles of the lower Passaic River. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to Power, one former generating station and four former manufactured gas plant (MGP) sites.
Seventy-three Potentially Responsible Parties (PRPs), including Power and PSE&G, agreed to assume responsibility for conducting a Remedial Investigation and Feasibility Study (RI/FS) and formed the Cooperating Parties Group (CPG) to divide the associated costs according to a mutually agreed upon formula. The CPG group, currently 67 members, is presently conducting the RI/FS. The approximate seven percent allocation of the RI/FS costs currently attributable to PSE&G’s former MGP sites and approximate one percent attributable to Power’s generating stations are non-binding as it relates to the ultimate sharing of the remediation costs. Power has provided notice to insurers concerning this potential claim. The RI/FS is expected to be completed by the end of 2014 at an estimated cost of approximately $130 million. Of the estimated $130 million, as of December 31, 2013, the CPG Group had spent approximately $113 million, of which PSEG's total share had been approximately $7 million.
On April 11, 2014, the EPA released its revised “Focused Feasibility Study” (FFS) which contemplates the removal of 4.3 million cubic yards of sediment from the bottom of the Passaic River’s lower eight miles under various alternatives ranging in costs from $365 million to $3.25 billion. The EPA's preferred alternative would involve dredging the river bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The draft FFS is subject to a public comment period, the EPA’s response, a design phase and at least five years for completion of the work. The work contemplated by the draft FFS is not subject to the cost sharing agreement discussed above.
In June 2008, an agreement was announced between the EPA and Tierra Solutions, Inc. and Maxus Energy Corporation (Tierra/Maxus) for removal of a portion of the contaminated sediment in the Passaic River at an estimated cost of $80 million. Phase I of the removal work has been completed. Tierra/Maxus have reserved their rights to seek contribution for these removal costs from the other PRPs, including Power and PSE&G.
At the EPA's direction, the CPG, with the exception of Tierra and Maxus, which are no longer members, has commenced the removal of certain contaminated sediments at Passaic River Mile 10.9 at an estimated cost of $25 million to $30 million. PSEG’s share of the cost of that effort is approximately three percent.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on the EPA estimates above, Power and PSE&G believe that their respective ultimate shares of the costs to clean up the Passaic River will be immaterial, but are unable to predict the ultimate outcome of this matter.
New Jersey Spill Compensation and Control Act (Spill Act)
In 2005, the New Jersey Department of Environmental Protection (NJDEP) filed suit in the New Jersey Superior Court seeking damages and reimbursement for costs expended by the State of New Jersey to address the effects of a certain PRP’s discharge of hazardous substances into both the Passaic River and the balance of the Newark Bay Complex. In 2009, third party complaints were filed against some 320 third party defendants, including Power and PSE&G, claiming that each of the third party defendants is responsible for its proportionate share of the clean-up costs for the hazardous substances it allegedly discharged into the Passaic River and the Newark Bay Complex. Power and PSE&G are alleged to have owned, operated or contributed to a total of 11 sites or facilities that impacted these water bodies. The third party complaints sought statutory contribution and contribution under the Spill Act to recover past and future removal costs and damages. In December 2013, the Court approved a settlement of the entire third party action. Power and PSE&G's contributions to the settlement, either individually or in the aggregate, were immaterial.
Natural Resource Damage Claims
In 2003, the NJDEP directed PSEG, PSE&G and 56 other PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the Spill Act. The NJDEP alleged that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP estimated the cost of interim natural resource injury restoration activities along the lower Passaic River at approximately $950 million. In 2007, agencies of the United States Department of Commerce and the United States Department of the Interior (the Passaic River federal trustees) sent letters to PSE&G and other PRPs inviting participation in an assessment of injuries to natural resources that the agencies intended to perform. In 2008, PSEG and a number of other PRPs agreed to share certain immaterial costs the trustees have incurred and will incur going forward, and to work with the trustees to explore whether some or all of the trustees’ claims can be resolved in a cooperative fashion. That effort is continuing. PSE&G is unable to estimate its portion of the possible loss or range of loss related to this matter.
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two operating electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but PSEG has not consented to fund the third phase. Power and PSE&G are unable to estimate their portion of the possible loss or range of loss related to this matter.
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $432 million and $509 million through 2021. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $432 million as of March 31, 2014. Of this amount, $93 million was recorded in Other Current Liabilities and $339 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $432 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.
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
In 2009, the EPA issued a notice of violation to Power and the other owners of the Keystone coal-fired plant in Pennsylvania, alleging, among other things, that various capital improvement projects were completed at the plant which are considered modifications (or major modifications) causing significant net emission increases of PSD/NSR air pollutants, beginning in 1985 for Keystone Unit 1 and in 1984 for Keystone Unit 2. The notice of violation states that none of these modifications underwent

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the PSD/NSR permitting process prior to being put into service, which the EPA alleges was required under the CAA. The notice of violation states that the EPA may issue an order requiring compliance with the relevant CAA provisions and may seek injunctive relief and/or civil penalties. Power owns approximately 23% of the plant. Power cannot predict the outcome of this matter.
Hazardous Air Pollutants Regulation
In accordance with a ruling of the U.S. Court of Appeals of the District of Columbia (D.C. Court), the EPA published a Maximum Achievable Control Technology (MACT) regulation on February 16, 2012. These Mercury Air Toxics Standards (MATS) are scheduled to go into effect on April 16, 2015 and establish allowable emission levels for mercury as well as other hazardous air pollutants pursuant to the CAA. In February 2012, members of the electric generating industry filed a petition challenging the existing source National Emission Standard for Hazardous Air Pollutants (NESHAP), new source NESHAP and the New Source Performance Standard (NSPS). In March 2012, PSEG filed a motion to intervene with the D.C. Court in support of the EPA's implementation of MATS. Oral arguments were held in December 2013. On April 15, 2014, the D.C. Court denied all petitions for review of the existing source NESHAP.
Power believes that it will not be necessary to install any material controls at its New Jersey facilities. Additional controls are being installed at Power’s Bridgeport Harbor coal-fired unit at an immaterial cost. In December 2011, to comply with the MACT regulations, the co-owners group, including Power, agreed to upgrade the previously planned two flue gas desulfurization scrubbers and install Selective Catalytic Reduction (SCR) systems at Power’s jointly owned coal-fired generating facility at Conemaugh in Pennsylvania. This installation is expected to be completed in the first quarter of 2015. Power's share of this investment is approximately $110 million.
Nitrogen Oxide (NOX) Regulation
In 2009, the NJDEP finalized revisions to NOx emission control regulations that impose new NOx emission reduction requirements and limits for New Jersey fossil fuel-fired electric generation units. The rule has an impact on Power’s generation fleet, as it imposes NOx emissions limits that will require capital investment for controls or the retirement of up to 86 combustion turbines (approximately 1,750 MW) and four older New Jersey steam electric generation units (approximately 400 MW) by May 30, 2015. Retirement notifications for the combustion turbines have been submitted to PJM Interconnection L.L.C. (PJM). PJM was notified that the Salem Unit 3 combustion turbine will no longer be available as a capacity resource and will be transitioned to an emergency generator for site use only. Based upon Power’s recently-completed evaluations of its steam electric generation units, an immaterial investment will be required to consistently reduce NOx emissions below required limits beginning on May 1, 2015.
Clean Water Act Permit Renewals
Pursuant to the Federal Water Pollution Control Act (FWPCA), National Pollutant Discharge Elimination System (NPDES) permits expire within five years of their effective date. In order to renew these permits, but allow a plant to continue to operate, an owner or operator must file a permit application no later than six months prior to expiration of the permit. States with delegated federal authority for this program manage these permits. The New Jersey Department of Environmental Protection manages the permits under the New Jersey Pollutant Discharge Elimination System (NJPDES) program. Connecticut and New York also have permits to manage their respective pollutant discharge elimination system programs.
One of the most significant NJPDES permits governing cooling water intake structures at Power is for Salem. In 2001, the NJDEP issued a renewed NJPDES permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water intake system. In February 2006, Power filed with the NJDEP a renewal application allowing Salem to continue operating under its existing NJPDES permit until a new permit is issued.
In April 2011, the EPA published a proposed rule to establish marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. The EPA is currently scheduled to issue a final rule on May 16, 2014.
Power is unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on its future capital requirements, financial condition, results of operations or cash flows. The results of further proceedings on this matter could have a material impact on Power’s ability to renew permits at its larger once-through cooled plants, including Salem, Hudson, Mercer, Bridgeport and possibly Sewaren and New Haven, without making significant upgrades to existing intake structures and cooling systems. The costs of those upgrades to one or more of Power’s once-through cooled plants would be material, and would require economic review to determine whether to continue operations at these facilities. For example, in Power’s application to renew its Salem permit, filed with the NJDEP in February 2006, the estimated costs for adding cooling towers for Salem were approximately $1 billion, of which Power’s share would

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

have been approximately $575 million. The filing has not been updated. Currently, potential costs associated with any closed cycle cooling requirements are not included in Power’s forecasted capital expenditures.
On October 1, 2013, the Delaware Riverkeeper Network and several other environmental groups filed a lawsuit in the Superior Court in New Jersey seeking to compel the NJDEP to take action on Power's pending application for permit renewal at Salem either by denying the application or issuing a draft for public comments. At the NJDEP's request, the case was transferred to the Appellate Division on December 16, 2013. Power is unable to predict the outcome of this proceeding.
Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)
PSE&G obtains its electric supply requirements for customers who do not purchase electric supply from third party suppliers through the annual New Jersey BGS auctions. Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreement with the winners of these BGS auctions following the BPU’s approval of the auction results. PSE&G has entered into contracts with Power, as well as with other winning BGS suppliers, to purchase BGS for PSE&G’s load requirements. The winners of the auction (including Power) are responsible for fulfilling all the requirements of a PJM Load Serving Entity including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
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
PSE&G has contracted for its anticipated BGS-Fixed Price eligible load, as follows:

	Auction Year
	2011	2012	2013	2014
36-Month Terms Ending	May 2014	May 2015	May 2016	May 2017	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per kWh	0.09430	0.08388	0.09218	0.09739

(A)	Prices set in the 2014 BGS auction will become effective on June 1, 2014 when the 2011 BGS auction agreements expire.
PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 17. Related-Party Transactions.
Minimum Fuel Purchase Requirements
Power has various long-term fuel purchase commitments for coal through 2018 to support its fossil generation stations and for supply of nuclear fuel for the Salem, Hope Creek and Peach Bottom nuclear generating stations and for firm transportation and storage capacity for natural gas.
Power’s fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2016 and a significant portion through 2018 at Salem, Hope Creek and Peach Bottom.
Power’s various multi-year contracts for firm transportation and storage capacity for natural gas are primarily used to meet its gas supply obligations to PSE&G. These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2014, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2018
Millions
Nuclear Fuel
Uranium	$505
Enrichment	$455
Fabrication	$173
Natural Gas	$922
Coal	$404

Regulatory Proceedings
FERC Compliance
Power has discovered that it incorrectly calculated certain components of its cost-based bids for certain generating units in the PJM energy market, with resulting over-collection of revenues related to its fossil fleet. Power has notified the FERC, PJM and the PJM Independent Market Monitor of this issue. This matter is still under review, and Power is unable to estimate the ultimate impact or predict any resulting penalties or other costs associated with this matter at the current time.
New Jersey Clean Energy Program
In June 2013, the BPU established the funding level for fiscal 2014 applicable to its Renewable Energy and Energy Efficiency programs. The fiscal year 2014 aggregate funding for all EDCs is $345 million with PSE&G's share of the funding at $200 million. PSE&G has a remaining current liability of $86 million as of March 31, 2014 for its outstanding share of fiscal 2014 funding. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).
Superstorm Sandy
In late October 2012, Superstorm Sandy caused severe damage to PSE&G's T&D system throughout its service territory as well as to some of Power's generation infrastructure in the northern part of New Jersey. Strong winds and the resulting storm surge caused damage to switching stations, substations and generating infrastructure.
Power had incurred $79 million and $85 million of storm-related expense in 2013 and 2012, respectively, primarily for repairs at certain generating stations in Power's fossil fleet. These costs were recognized in O&M Expense, offset by $25 million and $19 million of insurance recoveries in 2013 and 2012, respectively.
Power incurred an additional $9 million for the three months ended March 31, 2014, primarily for repairs at certain generating stations in Power's fossil fleet.
PSEG maintains insurance coverage against loss or damage to plants and certain properties, subject to certain exceptions and limitations, to the extent such property is usually insured and insurance is available at a reasonable cost. As previously reported, PSEG is seeking recovery from its insurers for the property damage resulting from Superstorm Sandy, above its self-insured retentions; however, no assurances can be given relative to the timing or amount of such recovery. In June 2013, PSEG, Power and PSE&G filed suit in New Jersey state court against its insurance carriers seeking an interpretation that the insurance policies cover their losses resulting from damage caused by Superstorm Sandy's storm surge. In that lawsuit, PSEG stated that its estimate of the total costs related to damaged facilities was approximately $426 million. Of these costs, $364 million and $62 million related to Power and PSE&G, respectively. In August 2013, the insurance carriers filed an answer in which they denied most of the allegations made in the Complaint. Discovery is ongoing. In April 2014, PSEG notified the insurance carriers of a revised estimate of $579 million for total costs related to damaged facilities, of which $484 million and $95 million related to Power and PSE&G, respectively. We cannot predict the outcome of this proceeding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Changes in Capitalization
The following capital transactions occurred in the three months ended March 31, 2014:
Power

•	paid cash dividends of $375 million to PSEG.
PSE&G

•	paid $54 million of Transition Funding's securitization debt, and

•	received a $175 million capital contribution from PSEG.

Note 10. Financial Risk Management Activities
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
Commodity Prices
The availability and price of energy commodities are subject to fluctuations due to weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market conditions, transmission availability and other events. Power uses physical and financial transactions in the wholesale energy markets to mitigate the effects of adverse movements in fuel and electricity prices. Derivative contracts that do not qualify for hedge accounting or normal purchases/normal sales treatment are marked to market with changes in fair value recorded in the Consolidated Statements of Operations. The fair value for the majority of these contracts is obtained from quoted market sources. Modeling techniques using assumptions reflective of current market rates, yield curves and forward prices are used to interpolate certain prices when no quoted market exists.
Cash Flow Hedges
Power uses forward sale and purchase contracts, swaps and futures contracts to hedge

•	forecasted energy sales from its generation stations and the related load obligations,

•	the price of fuel to meet its fuel purchase requirements, and

•	certain forecasted natural gas sales and purchases made to support the BGSS contract with PSE&G.
These derivative transactions are designated and effective as cash flow hedges. During the second quarter of 2012, Power de-designated certain of its commodity derivative transactions that had previously qualified as cash flow hedges as they were deemed to no longer be highly effective as required by the relevant accounting guidance. As a result, since June 1, 2012, Power recognizes all gains and losses from changes in the fair value of these derivatives immediately in earnings rather than deferring any such amounts in Accumulated Other Comprehensive Income (Loss). The fair values of Power’s de-designated hedges were frozen in Accumulated Other Comprehensive Income (Loss) as the original forecasted transactions are still expected to occur and are reclassified into earnings as the original derivative transactions settle.
As of March 31, 2014 and December 31, 2013, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with accounting hedge activity were as follows:

	As of	As of
	March 31, 2014	December 31, 2013
	Millions
Fair Value of Cash Flow Hedges	$—	$(4)
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$1	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The expiration date of the longest-dated cash flow hedge at Power is in December 2014. Power’s remaining $1 million of after-tax unrealized gains on these derivatives is expected to be reclassified to earnings during the next 12 months. There was no ineffectiveness associated with qualifying hedges as of March 31, 2014.
Other Derivatives
Power enters into additional contracts that are derivatives, but do not qualify for or are not designated as cash flow hedges. These transactions are intended to mitigate exposure to fluctuations in commodity prices and optimize the value of its expected generation. Trade types include financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity. Changes in fair market value of these contracts are recorded in earnings. PSE&G is a party to certain long-term natural gas sales contracts to optimize its pipeline capacity utilization. These natural gas contracts qualify as derivatives and are marked to fair market value with the offset recorded to Regulatory Assets and Liabilities.
Interest Rates
PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt, interest rate swaps and interest rate lock agreements.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of March 31, 2014, PSEG had seven interest rate swaps outstanding totaling $850 million. These swaps convert Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of March 31, 2014 and December 31, 2013, the fair value of all the underlying hedges was $34 million and $38 million, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $(1) million as of March 31, 2014 and December 31, 2013.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with our accounting policy, these positions have been offset in the Condensed Consolidated Balance Sheets of Power, PSE&G and PSEG. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2014
	Power (A)				PSE&G(A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$606	$(579)	$27	$—	$16	$43
Noncurrent Assets	—	137	(128)	9	20	18	47
Total Mark-to-Market Derivative Assets	$—	$743	$(707)	$36	$20	$34	$90
Derivative Contracts
Current Liabilities	$—	$(793)	$726	$(67)	$(8)	$—	$(75)
Noncurrent Liabilities	—	(125)	97	(28)	—	—	(28)
Total Mark-to-Market Derivative (Liabilities)	$—	$(918)	$823	$(95)	$(8)	$—	$(103)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$—	$(175)	$116	$(59)	$12	$34	$(13)

	As of December 31, 2013
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$323	$(266)	$57	$25	$16	$98
Noncurrent Assets	—	155	(83)	72	69	22	163
Total Mark-to-Market Derivative Assets	$—	$478	$(349)	$129	$94	$38	$261
Derivative Contracts
Current Liabilities	$(4)	$(343)	$271	$(76)	$—	$—	$(76)
Noncurrent Liabilities	—	(111)	80	(31)	—	—	(31)
Total Mark-to-Market Derivative (Liabilities)	$(4)	$(454)	$351	$(107)	$—	$—	$(107)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(4)	$24	$2	$22	$94	$38	$154

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2014 and December 31, 2013. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

right of offset exists, has been offset in the statement of financial position. As of March 31, 2014 and December 31, 2013, net cash collateral (received) paid of $116 million and $2 million, respectively, were netted against the corresponding net derivative contract positions. Of the $116 million as of March 31, 2014, $(33) million of cash collateral was netted against noncurrent assets and $147 million and $2 million were netted against current liabilities and noncurrent liabilities, respectively. Of the $2 million as of December 31, 2013, cash collateral of $(3) million and $5 million were netted against noncurrent assets and current liabilities, respectively.
Certain of Power’s derivative instruments contain provisions that require Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if Power were to be downgraded or lose its investment grade credit rating, it would be required to provide additional collateral. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $91 million as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, Power had the contractual right of offset of $39 million related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded or lost its investment grade rating, it would have had additional collateral obligations of $52 million as of March 31, 2014 and December 31, 2013 related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $802 million and $691 million as of March 31, 2014 and December 31, 2013, respectively, discussed in Note 8. Commitments and Contingent Liabilities.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2014	2013		2014	2013		2014	2013
	Millions
PSEG
Energy-Related Contracts	$(8)	$—	Operating Revenues	$(12)	$6	Operating Revenues	$—	$—
Total PSEG	$(8)	$—		$(12)	$6		$—	$—
Power
Energy-Related Contracts	$(8)	$—	Operating Revenues	$(12)	$6	Operating Revenues	$—	$—
Total Power	$(8)	$—		$(12)	$6		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2012	$12	$7
Loss Recognized in AOCI	(4)	(2)
Gain Reclassified into Income	(12)	(7)
Balance as of December 31, 2013	$(4)	$(2)
Loss Recognized in AOCI	(8)	(5)
Loss Reclassified into Income	12	7
Balance as of March 31, 2014	$—	$—

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months ended March 31, 2014 and 2013:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2014	2013
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$(794)	$(209)
Energy-Related Contracts	Energy Costs	113	58
Total PSEG and Power		$(681)	$(151)

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $5 million for each of the three month periods ended March 31, 2014 and 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reflects the gross volume, on an absolute value basis, of derivatives as of March 31, 2014 and December 31, 2013:

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of March 31, 2014
Natural Gas	Dth	622	—	485	137
Electricity	MWh	304	—	304	—
Financial Transmission Rights (FTRs)	MWh	10	—	10	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
As of December 31, 2013
Natural Gas	Dth	614	—	466	148
Electricity	MWh	243	—	243	—
FTRs	MWh	16	—	16	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—

Credit Risk
Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We have established credit policies that we believe significantly minimize credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power’s and PSEG’s financial condition, results of operations or net cash flows.
As of March 31, 2014, 97% of the credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).
The following table provides information on Power’s credit risk from others, net of cash collateral, as of March 31, 2014. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$201	$33	$199	1	$164	(A)
Non-Investment Grade—External Rating	—	—	—	—	—
Investment Grade—No External Rating	2	—	2	—	—
Non-Investment Grade—No External Rating	5	—	5	—	—
Total	$208	$33	$206	1	$164

(A)	Represents net exposure with PSE&G.
The net exposure listed in the preceding table, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of March 31, 2014, Power had 158 active counterparties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance for fair value measurement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources and those based on an entity’s own assumptions. The hierarchy prioritizes the inputs to fair value measurement into three levels:
Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG, Power and PSE&G have the ability to access. These consist primarily of listed equity securities.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2014, these consisted primarily of electric swaps whose basis is deemed significant to the fair value measurement, certain electric load deals and long-term gas supply contracts.
The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2014
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$566	$—	$566	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$56	$(707)	$—	$740	$23
Interest Rate Swaps (C)	$34	$—	$—	$34	$—
NDT Fund (D)
Equity Securities	$904	$—	$898	$6	$—
Debt Securities—Govt Obligations	$460	$—	$—	$460	$—
Debt Securities—Other	$315	$—	$—	$315	$—
Other Securities	$55	$—	$55	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$21	$—	$21	$—	$—
Debt Securities—Govt Obligations	$109	$—	$—	$109	$—
Debt Securities—Other	$46	$—	$—	$46	$—
Other Securities	$7	$—	$—	$7	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(103)	$823	$—	$(904)	$(22)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$36	$(707)	$—	$740	$3
NDT Fund (D)
Equity Securities	$904	$—	$898	$6	$—
Debt Securities—Govt Obligations	$460	$—	$—	$460	$—
Debt Securities—Other	$315	$—	$—	$315	$—
Other Securities	$55	$—	$55	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$23	$—	$—	$23	$—
Debt Securities—Other	$11	$—	$—	$11	$—
Other Securities	$4	$—	$—	$4	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(95)	$823	$—	$(904)	$(14)
PSE&G
Assets:
Cash Equivalents (A)	$132	$—	$132	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$20	$—	$—	$—	$20
Rabbi Trust (D)
Equity Securities—Mutual Funds	$3	$—	$3	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$10	$—	$—	$10	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(8)	$—	$—	$—	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2013
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$439	$—	$439	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$223	$(349)	$—	$474	$98
Interest Rate Swaps (C)	$38	$—	$—	$38	$—
NDT Fund (D)
Equity Securities	$897	$—	$892	$5	$—
Debt Securities—Govt Obligations	$429	$—	$—	$429	$—
Debt Securities—Other	$291	$—	$—	$291	$—
Other Securities	$84	$—	$57	$27	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$23	$—	$23	$—	$—
Debt Securities—Govt Obligations	$107	$—	$—	$107	$—
Debt Securities—Other	$46	$—	$—	$46	$—
Other Securities	$3	$—	$—	$3	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(107)	$351	$—	$(448)	$(10)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$129	$(349)	$—	$474	$4
NDT Fund (D)
Equity Securities	$897	$—	$892	$5	$—
Debt Securities—Govt Obligations	$429	$—	$—	$429	$—
Debt Securities—Other	$291	$—	$—	$291	$—
Other Securities	$84	$—	$57	$27	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$23	$—	$—	$23	$—
Debt Securities—Other	$10	$—	$—	$10	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(107)	$351	$—	$(448)	$(10)
PSE&G
Assets:
Derivative Contracts:
Energy Related Contracts (B)	$94	$—	$—	$—	$94
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$25	$—	$—	$25	$—
Debt Securities—Other	$11	$—	$—	$11	$—
Other Securities	$1	$—	$—	$1	$—

(A)	Represents money market mutual funds.

(B)
Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using the average of the bid/ask midpoints from multiple broker or dealer quotes or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain exchange and non-exchange traded capacity and electricity contracts and natural gas physical or swap contracts based on market prices, basis

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.
Level 3—For energy-related contracts, which include more complex agreements where limited observable inputs or pricing information are available, modeling techniques are employed using assumptions reflective of contractual terms, current market rates, forward price curves, discount rates and risk factors, as applicable. Fair values of other energy contracts may be based on broker quotes that we cannot corroborate with actual market transaction data.

(C)
Interest rate swaps are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

(D)
The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in an S&P 500 index fund and various fixed income securities classified as “available for sale.” These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

Level 1—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price. Certain open-ended mutual funds with mainly short-term investments are valued based on unadjusted quoted prices in active markets. The Rabbi Trust equity index fund is valued based on quoted prices in an active market.
Level 2—NDT and Rabbi Trust fixed income securities are limited to investment grade corporate bonds and United States Treasury obligations or Federal Agency asset-backed securities with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Certain short-term investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield.

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheet. As of March 31, 2014, net cash collateral (received) paid of $116 million, was netted against the corresponding net derivative contract positions. Of the $116 million as of March 31, 2014, $(33) million of cash collateral was netted against assets, and $149 million was netted against liabilities. As of December 31, 2013, net cash collateral (received) paid of $2 million, was netted against the corresponding net derivative contract positions. Of the $2 million as of December 31, 2013, $(3) million of cash collateral was netted against assets, and $5 million was netted against liabilities.

Additional Information Regarding Level 3 Measurements
For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations for contracts with tenors that extend into periods with no observable pricing. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 because the model inputs generally are not observable. PSEG’s Risk Management Committee approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The Risk Management Committee reports to the Audit Committee of the PSEG Board of Directors on the scope of the risk management activities and is responsible for approving all valuation procedures at PSEG. Forward price curves for the power market utilized by Power to manage the portfolio are maintained and reviewed by PSEG’s Enterprise Risk Management market pricing group, and used for financial reporting purposes. PSEG considers credit and nonperformance risk in the valuation of derivative contracts categorized in Levels 2 and 3, including both historical and current market data, in its assessment of credit and nonperformance risk by counterparty. The impacts of credit and non-performance risk were not material to the financial statements.
For Power, in general, electric swaps are measured at fair value based on at least two pricing inputs, the underlying price of electricity at a liquid reference point and the basis difference between electricity prices at the liquid reference point and electricity prices at the respective delivery locations. To the extent the basis component is based on a single broker quote and is significant to the fair value of the electric swap, it is categorized as Level 3. The fair value of certain of Power's electric load

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. For Power, long-term electric capacity contracts are measured using capacity auction prices. If the fair value for the unobservable tenor is significant, then the entire capacity contract is categorized as Level 3. For Power and PSE&G, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The following tables provide details surrounding significant Level 3 valuations as of March 31, 2014 and December 31, 2013.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	March 31, 2014		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$—	$(5)	Discounted Cash Flow	Power Basis	-$3 to +$10/MWh
Electricity	Electric Load Contracts	1	(9)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Other	Various (A)	2	—
Total Power		$3	$(14)
PSE&G
Gas	Forward Contracts	$20	$(8)	Discounted Cash Flow	Transportation Costs	$0.70 to $1/dekatherm
Total PSE&G		$20	$(8)
TOTAL PSEG		$23	$(22)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2013		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$3	$(1)	Discounted Cash Flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	—	(8)	Discounted Cash Flow	Historic Load Variability	-5% to +10%
Other	Various (B)	1	(1)
Total Power		$4	$(10)
PSE&G
Gas	Forward Contracts	$94	$—	Discounted Cash Flow	Transportation Costs	$0.70 to $1/dekatherm
Total PSE&G		$94	$—
TOTAL PSEG		$98	$(10)

(A)	Includes gas supply positions and long-term electric capacity positions which are immaterial as of March 31, 2014.

(B)	Includes gas supply positions which were immaterial as of December 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where Power is a seller, an increase in either the power basis or the load variability or the longer-term gas basis amounts would decrease the fair value. For gas supply contracts where PSE&G is a seller, an increase in gas transportation cost would increase the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2014 and 2013, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2014

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2014	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of March 31, 2014
	Millions
PSEG
Net Derivative Assets (Liabilities)	$88	$(64)	$(82)	$—	$59	$—	$1
Power
Net Derivative Assets (Liabilities)	$(6)	$(64)	$—	$—	$59	$—	$(11)
PSE&G
Net Derivative Assets (Liabilities)	$94	$—	$(82)	$—	$—	$—	$12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2013

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2013	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of March 31, 2013
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(31)	$(34)	$—	$—	$10	$(2)	$(57)
Power
Net Derivative Assets (Liabilities)	$9	$(34)	$—	$—	$10	$(2)	$(17)
PSE&G
Net Derivative Assets (Liabilities)	$(40)	$—	$—	$—	$—	$—	$(40)

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $(64) million and $(34) million in Operating Income in 2014 and 2013, respectively. Of the $(64) million in Operating Income in 2014, $(5) million is unrealized. Of the $(34) million in Operating Income in 2013, $(24) million is unrealized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $59 million and $10 million in settlements for the three months ended March 31, 2014 and 2013.

(D)
There were no transfers among levels during the three months ended March 31, 2014. During the three months ended March 31, 2013, $2 million of net derivatives assets/liabilities were transferred from Level 3 to Level 2 due to more observable pricing for the underlying securities. The transfer was recognized as of the beginning of the first quarter (i.e. the quarter in which the transfer occurred), as per PSEG's policy.

As of March 31, 2014, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $1 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of March 31, 2013, PSEG carried $1.8 billion of net assets that are measured at fair value on a recurring basis, of which $57 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2014 and December 31, 2013.

	As of		As of
	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$22	$34	$24	$38
Power -Recourse Debt (B)	2,541	2,889	2,541	2,846
PSE&G (B)	5,567	5,885	5,566	5,629
Transition Funding (PSE&G) (B)	422	450	476	511
Transition Funding II (PSE&G) (B)	20	21	20	21
Energy Holdings:
Project Level, Non-Recourse Debt (C)	16	16	16	16
Total Long-Term Debt	$8,588	$9,295	$8,643	$9,061

(A)
Fair value represents net offsets to debt resulting from adjustments from interest rate swaps entered into to hedge certain debt at Power. Carrying amount represents such fair value reduced by the unamortized premium resulting from a debt exchange entered into between Power and Energy Holdings.

(B)
The debt fair valuation is based on the present value of each bond’s future cash flows. The discount rates used in the present value analysis are based on an estimate of new issue bond yields across the treasury curve. When a bond has embedded options, an interest rate model is used to reflect the impact of interest rate volatility into the analysis (primarily Level 2 measurements).

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

Note 12. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2014
NDT Fund Gains, Interest, Dividend and Other Income	$32	$—	$—	$32
Allowance of Funds Used During Construction	—	6	—	6
Solar Loan Interest	—	6	—	6
Other	1	2	1	4
Total Other Income	$33	$14	$1	$48
Three Months Ended March 31, 2013
NDT Fund Gains, Interest, Dividend and Other Income	$47	$—	$—	$47
Allowance of Funds Used During Construction	—	6	—	6
Solar Loan Interest	—	6	—	6
Other	—	1	1	2
Total Other Income	$47	$13	$1	$61

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Deductions	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2014
NDT Fund Realized Losses and Expenses	$6	$—	$—	$6
Other	4	—	2	6
Total Other Deductions	$10	$—	$2	$12
Three Months Ended March 31, 2013
NDT Fund Realized Losses and Expenses	$20	$—	$—	$20
Other	8	1	—	9
Total Other Deductions	$28	$1	$—	$29

(A)	Other primarily consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

Note 13. Income Taxes
PSEG’s, Power’s and PSE&G’s effective tax rates for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
PSEG	40.2%	40.7%
Power	40.4%	39.8%
PSE&G	40.1%	41.1%

There were no material changes in the effective tax rates of PSEG, Power and PSE&G for the three months ended March 31, 2014 as compared to the same period in the prior year.
In September 2013, the U.S. Department of the Treasury and the IRS released final regulations that provide guidance on applying Section 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies. These regulations became effective in 2014 and their implementation did not have any material impact on PSEG’s and its subsidiaries’ results of operations, financial condition or cash flows.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 was eligible for 50% bonus depreciation for tax purposes. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 that further extended the 50% bonus depreciation for qualified property placed into service before January 1, 2014. In addition, long production property placed into service in 2014 is eligible for 50% bonus depreciation for tax purposes. These provisions have generated cash for PSEG through tax benefits related to the accelerated depreciation. These tax benefits otherwise would have been received over an estimated average 20 year period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Other Comprehensive Income (Loss)
PSEG	Three Months Ended March 31, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2013	(2)	$(238)	$145	$(95)
Other Comprehensive Income before Reclassifications	(5)	—	11	6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	7	4	(9)	2
Net Current Period Other Comprehensive Income (Loss)	2	4	2	8
Balance as of March 31, 2014	$—	$(234)	$147	$(87)

	Other Comprehensive Income (Loss)
Power	Three Months Ended March 31, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2013	$(1)	$(204)	$142	$(63)
Other Comprehensive Income before Reclassifications	(6)	—	10	4
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	7	3	(8)	2
Net Current Period Other Comprehensive Income (Loss)	1	3	2	6
Balance as of March 31, 2014	$—	$(201)	$144	$(57)

	Other Comprehensive Income (Loss)
PSEG	Three Months Ended March 31, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$7	$(485)	$90	$(388)
Other Comprehensive Income before Reclassifications	—	—	27	27
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4)	10	—	6
Net Current Period Other Comprehensive Income (Loss)	(4)	10	27	33
Balance as of March 31, 2013	$3	$(475)	$117	$(355)

	Other Comprehensive Income (Loss)
Power	Three Months Ended March 31, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$9	$(422)	$85	$(328)
Other Comprehensive Income before Reclassifications	—	—	27	27
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4)	9	—	5
Net Current Period Other Comprehensive Income (Loss)	(4)	9	27	32
Balance as of March 31, 2013	$5	$(413)	$112	$(296)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
PSEG		Three Months Ended			Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2014			March 31, 2013
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$(12)	$5	$(7)	$6	$(2)	$4
Total Cash Flow Hedges		(12)	5	(7)	6	(2)	4
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Operation and Maintenance (O&M) Expense	2	(1)	1	4	(2)	2
Amortization of Actuarial Loss	O&M Expense	(8)	3	(5)	(21)	9	(12)
Total Pension and OPEB Plans		(6)	2	(4)	(17)	7	(10)
Available-for-Sale Securities
Realized Gains	Other Income	25	(13)	12	2	(1)	1
Realized Losses	Other Deductions	(4)	2	(2)	—	—	—
Other-Than-Temporary Impairments (OTTI)	Other-Than-Temporary Impairments (OTTI)	(2)	1	(1)	(2)	1	(1)
Total Available-for-Sale Securities		19	(10)	9	—	—	—
Total		$1	$(3)	$(2)	$(11)	$5	$(6)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
Power		Three Months Ended			Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2014			March 31, 2013
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$(12)	$5	$(7)	$6	$(2)	$4
Total Cash Flow Hedges		(12)	5	(7)	6	(2)	4
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	2	(1)	1	2	(1)	1
Amortization of Actuarial Loss	O&M Expense	(6)	2	(4)	(16)	6	(10)
Total Pension and OPEB Plans		(4)	1	(3)	(14)	5	(9)
Available-for-Sale Securities
Realized Gains	Other Income	23	(12)	11	2	(1)	1
Realized Losses	Other Deductions	(4)	2	(2)	—	—	—
OTTI	OTTI	(2)	1	(1)	(2)	1	(1)
Total Available-for-Sale Securities		17	(9)	8	—	—	—
Total		$1	$(3)	$(2)	$(8)	$3	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Earnings Per Share (EPS) and Dividends
Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding or vesting of restricted stock awards granted under our stock compensation plans and upon payment of performance units or restricted stock units. The following table shows the effect of these stock options, performance units and restricted stock units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Three Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions)
Net Income	$386	$386	$320	$320
EPS Denominator (Thousands)
Weighted Average Common Shares Outstanding	506,077	506,077	505,942	505,942
Effect of Stock Based Compensation Awards	—	1,754	—	1,278
Total Shares	506,077	507,831	505,942	507,220

EPS
Net Income	$0.76	$0.76	$0.63	$0.63

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2014	2013
Per Share	$0.37	$0.36
In Millions	$187	$182

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Financial Information by Business Segments

	Power	PSE&G	Other (A)	Eliminations (B)	Consolidated
	Millions
Three Months Ended March 31, 2014
Total Operating Revenues	$1,700	$2,145	$105	$(727)	$3,223
Net Income (Loss)	164	214	8	—	$386
Gross Additions to Long-Lived Assets	126	481	2	—	$609
Three Months Ended March 31, 2013
Total Operating Revenues	$1,451	$1,995	$12	$(672)	$2,786
Net Income (Loss)	141	179	—	—	320
Gross Additions to Long-Lived Assets	151	572	1	—	724
As of March 31, 2014
Total Assets	$11,788	$20,175	$4,511	$(3,148)	$33,326
Investments in Equity Method Subsidiaries	$123	$—	$3	$—	$126
As of December 31, 2013
Total Assets	$12,002	$19,720	$4,025	$(3,225)	$32,522
Investments in Equity Method Subsidiaries	$123	$—	$3	$—	$126

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations, primarily related to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 17. Related-Party Transactions.

Note 17. Related-Party Transactions
The following discussion relates to intercompany transactions, the majority of which are eliminated during the PSEG consolidation process in accordance with GAAP.
Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2014	2013
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGS and BGSS Contracts (A)	$731	$671
Expense Billings from Affiliates:
Administrative Billings from Services (B)	$(42)	$(45)
Total Expense Billings from Affiliates	$(42)	$(45)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	March 31, 2014	December 31, 2013
	Millions
Receivables from PSE&G through BGS and BGSS Contracts (A)	$234	$267
Receivable from (Payable to) Services (B)	(26)	(31)
Receivable from (Payable to) PSEG (C)	(172)	97
Accounts Receivable (Payable)—Affiliated Companies, net	$36	$333
Short-Term Loan to Affiliate (Demand Note to PSEG) (D)	$942	$790
Working Capital Advances to Services (E)	$17	$17
Long-Term Accrued Taxes Receivable (Payable)	$(49)	$(53)

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2014	2013
	Millions
Expense Billings from Affiliates:
Billings from Power through BGS and BGSS (A)	$(731)	$(671)
Administrative Billings from Services (B)	(60)	(61)
Total Expense Billings from Affiliates	$(791)	$(732)

	As of	As of
Related-Party Transactions	March 31, 2014	December 31, 2013
	Millions
Payable to Power through BGS and BGSS Contracts (A)	$(234)	$(267)
Receivable from (Payable to) Services (B)	(53)	(73)
Receivable from (Payable to) PSEG (C)	(6)	150
Accounts Receivable (Payable)—Affiliated Companies, net	$(293)	$(190)
Working Capital Advances to Services (E)	$33	$33
Long-Term Accrued Taxes Receivable (Payable)	$(82)	$(72)

(A)
PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

(B)
Services provides and bills administrative services to Power and PSE&G at cost. In addition, Power and PSE&G have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies.

(C)
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

(D)	Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

(E)	Power and PSE&G have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on Power’s and PSE&G’s Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Guarantees of Debt
Each series of Power’s Senior Notes, Pollution Control Notes and its syndicated revolving credit facilities are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended March 31, 2014
Operating Revenues	$—	$2,077	$40	$(417)	$1,700
Operating Expenses	4	1,797	34	(417)	1,418
Operating Income (Loss)	(4)	280	6	—	282
Equity Earnings (Losses) of Subsidiaries	177	—	4	(177)	4
Other Income	8	33	—	(8)	33
Other Deductions	(4)	(6)	—	—	(10)
Other-Than-Temporary Impairments	—	(2)	—	—	(2)
Interest Expense	(28)	(7)	(5)	8	(32)
Income Tax Benefit (Expense)	15	(125)	(1)	—	(111)
Net Income (Loss)	$164	$173	$4	$(177)	$164
Comprehensive Income (Loss)	$170	$176	$4	$(180)	$170
Three Months Ended March 31, 2014
Net Cash Provided By (Used In) Operating Activities	$291	$603	$1	$(221)	$674
Net Cash Provided By (Used In) Investing Activities	$87	$(315)	$—	$(67)	$(295)
Net Cash Provided By (Used In) Financing Activities	$(375)	$(287)	$(1)	$288	$(375)
Three Months Ended March 31, 2013
Operating Revenues	$—	$1,803	$37	$(389)	$1,451
Operating Expenses	2	1,562	33	(388)	1,209
Operating Income (Loss)	(2)	241	4	(1)	242
Equity Earnings (Losses) of Subsidiaries	153	—	3	(153)	3
Other Income	9	48	—	(10)	47
Other Deductions	(8)	(20)	—	—	(28)
Other-Than-Temporary Impairments	—	(2)	—	—	(2)
Interest Expense	(27)	(10)	(4)	11	(30)
Income Tax Benefit (Expense)	16	(108)	1	—	(91)
Net Income (Loss)	$141	$149	$4	$(153)	$141
Comprehensive Income (Loss)	$173	$172	$4	$(176)	$173
Three Months Ended March 31, 2013
Net Cash Provided By (Used In) Operating Activities	$189	$574	$1	$(189)	$575
Net Cash Provided By (Used In) Investing Activities	$56	$(353)	$(8)	$(24)	$(329)
Net Cash Provided By (Used In) Financing Activities	$(245)	$(221)	$7	$212	$(247)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
As of March 31, 2014
Current Assets	$4,109	$9,145	$951	$(11,906)	$2,299
Property, Plant and Equipment, net	81	6,082	1,172	—	7,335
Investment in Subsidiaries	4,570	727	—	(5,297)	—
Noncurrent Assets	301	1,832	138	(117)	2,154
Total Assets	$9,061	$17,786	$2,261	$(17,320)	$11,788
Current Liabilities	$603	$11,103	$980	$(11,905)	$781
Noncurrent Liabilities	308	2,323	344	(118)	2,857
Long-Term Debt	2,497	—	—	—	2,497
Member’s Equity	5,653	4,360	937	(5,297)	5,653
Total Liabilities and Member’s Equity	$9,061	$17,786	$2,261	$(17,320)	$11,788
As of December 31, 2013
Current Assets	$4,160	$8,916	$944	$(11,544)	$2,476
Property, Plant and Equipment, net	81	6,108	1,178	—	7,367
Investment in Subsidiaries	4,645	729	—	(5,374)	—
Noncurrent Assets	222	1,847	138	(48)	2,159
Total Assets	$9,108	$17,600	$2,260	$(16,966)	$12,002
Current Liabilities	$444	$10,919	$982	$(11,545)	$800
Noncurrent Liabilities	309	2,247	338	(47)	2,847
Long-Term Debt	2,497	—	—	—	2,497
Member’s Equity	5,858	4,434	940	(5,374)	5,858
Total Liabilities and Member’s Equity	$9,108	$17,600	$2,260	$(16,966)	$12,002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
PSEG's business consists of two reportable segments, our principal direct wholly owned subsidiaries, which are:

•
Power, our wholesale energy supply company that integrates its nuclear, fossil and renewable generating asset operations with its wholesale energy, fuel supply, energy trading and marketing and risk management activities primarily in the Northeast and Mid-Atlantic United States, and

•
PSE&G, our public utility company which provides electric transmission services and distribution of electric energy and natural gas, implements demand response and energy efficiency programs and invests in solar generation in New Jersey.

PSEG's other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which earns its revenues primarily from its portfolio of lease investments; PSEG Long Island LLC (PSEG LI), which effective January 1, 2014, operates the Long Island Power Authority's (LIPA) transmission and distribution (T&D) system under a contractual agreement; and PSEG Services Corporation (Services), which provides us and these operating subsidiaries with certain management, administrative and general services at cost.
Our business discussion in Part I, Item 1. Business of our 2013 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Overview of 2013 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2014 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the 2013 Form 10-K.

OVERVIEW OF 2014 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth in response to market, regulatory and economic trends while managing the risks associated with fluctuating commodity prices and changes in customer demand. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including:

•	Growing our utility operations through continued investment in T&D infrastructure projects with a consequential rebalancing of our business mix and greater diversification of regulatory oversight, and

•
Maintaining a reliable generation fleet with the flexibility to utilize a diverse mix of fuels to allow us to respond to market volatility and capitalize on market opportunities as they arise in the locations in which we operate.

Financial Results
The results for PSEG, PSE&G and Power for the three months ended March 31, 2014 and 2013 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2014	2013
	Millions
Power (A)	$164	$141
PSE&G	214	179
Other (B)	8	—
PSEG Net Income	$386	$320

PSEG Net Income Per Share (Diluted)	$0.76	$0.63

(A)
Power's results in 2014 and 2013 include after-tax expenses of $9 million and $28 million, respectively, for Operations and Maintenance (O&M) costs due to severe damage caused by Superstorm Sandy. See Note 8. Commitments and Contingent Liabilities.

(B)	Other primarily includes parent company interest and financing activity and certain administrative and general expenses.
Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended
	March 31,
	2014	2013
	Millions, after tax
NDT Fund Income (Expense) (A)	$9	$9
Non-Trading MTM Gains (Losses)	$(132)	$(105)

(A)
NDT Fund Income (Expense) includes the net realized gains, interest and dividend income and other costs related to the NDT Fund which are recorded in Other Income and Deductions, and impairments on certain NDT securities recorded as Other-Than-Temporary Impairments. Interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) is recorded in O&M Expense, as well as the depreciation related to the ARO asset.

Our $66 million increase in Net Income for the three months ended March 31, 2014 includes the MTM and NDT activity presented in the preceding table and was also impacted by:

•
higher energy volumes sold primarily in the PJM and New England (NE) regions at higher average realized prices as well as higher capacity revenues primarily in PJM resulting from higher average prices,

•	higher sales volumes under the basic gas supply service (BGSS) contract due to colder average temperatures, and

•	higher revenues due to increased investments in transmission projects.
These increases were partially offset by

•	higher generation costs due to higher fuel costs and higher gas costs related to the BGSS contract, and

•	higher O&M costs due to a planned outage at our Linden fossil station partly offset by lower pension and other postretirement benefit (OPEB) costs and cost control measures.
Power’s results also benefited from access to reasonably-priced natural gas supplies through its existing firm pipeline transportation during the cold weather experienced in the first quarter of 2014. Power manages these contracts for the benefit of PSE&G’s customers through the BGSS arrangement. The contracts are sized to ensure delivery of a reliable gas supply to PSE&G customers on peak winter days. When pipeline capacity beyond the customers’ needs is available, Power can use it to supply gas to its generating units in New Jersey and to make third party sales.

At PSE&G, our regulated utility, we continued to invest capital in T&D infrastructure projects aimed at maintaining the reliability of our service to our customers. PSE&G’s results for the first quarter of 2014 reflect the favorable impacts from these investments. In December 2013, we filed a Modified 2014 Annual Formula Rate Update with the Federal Energy Regulatory Commission (FERC) which provides for approximately $171 million in increased annual transmission revenues effective January 1, 2014. Over the past few years, these types of investments have altered the business mix of PSEG’s overall results of operations to reflect a higher percentage contribution by PSE&G.
Regulatory, Legislative and Other Developments
In developing and implementing our strategy of operational excellence, financial strength and disciplined investment, we monitor significant regulatory and legislative developments. Competitive wholesale power market design is of particular importance to our results and we continue to advocate for policies and rules that promote competitive electricity markets. This includes opposing efforts by states to subsidize generation while supporting rule changes which we believe are necessary to avoid artificial price suppression and other distortions in the energy and capacity markets.
We continue to advocate for the development and implementation of fair and reasonable rules by the U.S. Environmental Protection Agency (EPA) and state environmental regulators. In particular, the EPA's 316(b) rule on cooling water intake could adversely impact future nuclear and fossil operations and costs. Clean Air Act (CAA) regulations governing hazardous air pollutants under the EPA's Maximum Achievable Control Technology (MACT) rules are also of significance; however, we believe our generation business remains well-positioned for such air pollution control regulations if and when they are implemented.
The FERC's rules under Order 1000 altered the right of first refusal previously held by incumbent utilities to build all transmission within their respective service territories. We are challenging the FERC's determination in court as we do not believe that the FERC sufficiently justified its decision to alter this right embedded in the FERC-approved contracts and tariffs. At the same time, the FERC's action presents opportunities for us to construct transmission outside of our service territory.
In the fourth quarter of 2012, we were severely impacted by Superstorm Sandy, which resulted in the highest level of customer outages in our history. For more detailed information, refer to Item 1—Note 8. Commitments and Contingent Liabilities—Superstorm Sandy. In February 2013, we filed a petition with the New Jersey Board of Public Utilities (BPU) describing our Energy Strong program, consisting of $3.9 billion of proposed improvements we recommend making to our gas and electric distribution systems over a ten-year period to improve resiliency. In the petition, we sought approval for $2.6 billion of the $3.9 billion of investments over an initial five-year period, plus associated expenses, and to receive contemporaneous recovery of and on such investments. On May 1, 2014, we reached a $1.22 billion settlement on our Energy Strong proposal. The settlement provides for cost recovery at a 9.75% rate of return on equity on the first $1.0 billion of the investment, plus associated allowance for funds used during construction (AFUDC), through an accelerated recovery mechanism. We will seek recovery of the remaining $220 million of investment in PSE&G's next base rate case, to be filed no later than November 1, 2017. The stipulation, signed by the staff of the BPU, the New Jersey Division of Rate Counsel and AARP, is now being reviewed by the other parties and participants in the case and will be submitted to the BPU for review and approval. We believe that the rate impacts of the Energy Strong program will be significantly muted as a result of scheduled reductions to customer bills that will be taking place over the next few years and assuming continued low gas prices. For more detailed information, refer to Item 5. Other Information—Energy Strong Program.
On January 1, 2014, we commenced operation of the LIPA T&D system under a twelve-year contract with opportunity to extend for an additional eight years. Also, beginning in 2015, Power will provide fuel procurement and power management services to LIPA under separate agreements.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented during the year as we remain diligent in managing costs. In the first three months of 2014, our

•	total nuclear fleet achieved an average capacity factor of 100%,

•
solid performance, a diverse fuel mix and dispatch flexibility allowed us to increase generation as compared to the comparable 2013 period by 3% to meet demand, while balancing fuel availability and price volatility, and

•	construction of transmission and solar projects proceeded on schedule and within budget.

Financial Strength
Our financial strength is predicated on a solid balance sheet, positive cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first three months 2014 as we:

•	had cash on hand of $655 million as of March 31, 2014,

•
extended the expiration dates of PSEG's $500 million and Power's $1.6 billion five-year credit facilities from 2017 to 2019, and maintained substantial liquidity and solid investment grade credit ratings, and

•	increased our indicated annual dividend for 2014 to $1.48 per share.
We expect to be able to fund our transmission projects required under PJM's reliability program, our Energy Strong program and other projects with internally generated cash and external debt financing.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first quarter of 2014 we:

•	made additional investments in transmission infrastructure projects,

•	continued to execute our existing BPU-approved utility programs,

•	initiated installation of equipment to increase output and improve efficiency at our existing combined cycle gas turbine generation facilities, and

•	commenced operation of a newly constructed 4 MW solar project in California.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance in a difficult economy and cost-constrained environment, to capitalize on or otherwise address appropriately regulatory and legislative developments and to respond to the issues and challenges described below. In order to do this, we must continue to:

•	focus on controlling costs while maintaining safety and reliability and complying with applicable standards and requirements,

•	successfully re-contract our open supply positions,

•
execute our capital investment program, including our Energy Strong program and other investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•
advocate for measures to ensure the implementation by PJM and the FERC of market design rules that continue to protect competition and achieve appropriate Reliability Pricing Model (RPM) and basic generation service (BGS) pricing,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system.
For the remainder of 2014 and beyond, the key issues and challenges we expect our business to confront include:

•	regulatory and political uncertainty, particularly with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation,

•
uncertainty in the slowly improving national and regional economic recovery, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer demand,

•	the continuing potential for sustained lower natural gas and electricity prices, both at market hubs and at locations where we operate,

•	the aftermath of Hurricane Irene and Superstorm Sandy, including addressing the BPU's review of performance and communications, and

•	delays and other obstacles that might arise in connection with the construction of our T&D projects, including in connection with permitting and regulatory approvals.

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, Power and PSE&G, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Note 17. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2014	2013	2014 vs. 2013
	Millions		Millions	%
Operating Revenues	$3,223	$2,786	$437	16
Energy Costs	1,356	1,155	201	17
Operation and Maintenance	856	710	146	21
Depreciation and Amortization	306	290	16	6
Taxes Other than Income Taxes	—	21	(21)	(100)
Income from Equity Method Investments	4	2	2	100
Other Income and (Deductions)	36	32	4	13
Other-Than-Temporary Impairments	2	2	—	—
Interest Expense	97	102	(5)	(5)
Income Tax Expense	260	220	40	18

The 2014 amounts in the preceding table for Operating Revenues and Operation and Maintenance (O&M) Costs each include $89 million for Long Island Electric Utility Servco, LLC, a wholly owned subsidiary of PSEG LI. These amounts represent the O&M pass-through costs for the Long Island operations, the full reimbursement of which is reflected in Operating Revenues. See Note 3. Variable Interest Entities for further explanation. The following discussions for Power and PSE&G provide a detailed explanation of their respective variances.
Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2014	2013	2014 vs. 2013
	Millions		Millions	%
Operating Revenues	$1,700	$1,451	$249	17
Energy Costs	1,044	860	184	21
Operation and Maintenance	302	283	19	7
Depreciation and Amortization	72	66	6	9
Income from Equity Method Investments	4	3	1	33
Other Income (Deductions)	23	19	4	21
Other-Than-Temporary Impairments	2	2	—	—
Interest Expense	32	30	2	7
Income Tax Expense	111	91	20	22

Three Months Ended March 31, 2014 as Compared to 2013
Operating Revenues increased $249 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues increased $151 million due primarily to

•
higher net revenues of $111 million due primarily to higher energy volumes sold in the PJM and NE regions at higher average realized prices, partially offset by lower generation sold in the New York region and higher MTM losses in 2014 resulting from an increase in prices on forward positions, and

•	a net increase of $65 million due primarily to higher capacity revenues resulting from higher average auction prices partially offset by a decrease in operating reserve revenues in PJM,

•
partially offset by a decrease of $15 million due primarily to lower volumes of electricity sold under our BGS contracts as a result of serving fewer tranches than in 2013 and lower average pricing, and

•	a net decrease of $11 million due to lower volumes on wholesale load contracts in the PJM and NE regions.
Gas Supply Revenues increased $94 million due primarily to

•	a net increase of $79 million in sales under the BGSS contract, substantially comprised of higher sales volumes due to colder average temperatures during the 2014 winter heating season, and

•	an increase of $15 million due to higher sales volumes to third party customers with higher average sales prices.
Other Operating Revenues increased $4 million due to transition fees related to fuel management and power supply management contracts with LIPA.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $184 million due to

•
Generation costs increased $141 million due primarily to $247 million of higher fuel costs, reflecting higher average realized natural gas prices, high nuclear fuel costs, the utilization of higher volumes of natural gas, coal and oil and the unfavorable MTM impact from lower average unrealized natural gas prices on forward positions and $14 million in higher energy purchases, primarily in the PJM and NE regions as result of higher prices. These higher fuel costs and energy purchases were largely offset by $120 million of lower congestion costs in the PJM region.

•
Gas costs increased $43 million, principally related to obligations under the BGSS contract, reflecting higher sales volumes in 2014 due to colder average temperatures during the 2014 winter heating season, partially offset by lower average gas inventory costs.

Operation and Maintenance increased $19 million due primarily to

•	higher planned outage fossil costs of $54 million, primarily at our Linden plant in New Jersey, and

•	higher outside service costs of $5 million,

•	partially offset by lower storm costs of $19 million,

•	a decrease in pension and OPEB costs of $14 million, and

•	lower nuclear outage costs of $10 million largely due to the timing of planned outage costs at our Salem facility.
Depreciation and Amortization increased $6 million due primarily to a higher depreciable fossil and nuclear asset base.
Income from Equity Method Investments experienced no material change.
Other Income and (Deductions) experienced no material change.
Interest Expense increased $2 million due primarily to the issuance of $500 million of Senior Notes in November 2013, partially offset by the maturity of $300 million of Senior Notes in April 2013.
Income Tax Expense increased $20 million in 2014 due primarily to higher pre-tax income.

PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2014	2013	2014 vs. 2013
	Millions		Millions	%
Operating Revenues	$2,145	$1,995	$150	8
Energy Costs	1,045	967	78	8
Operation and Maintenance	462	427	35	8
Depreciation and Amortization	227	215	12	6
Taxes Other Than Income Taxes	—	21	(21)	(100)
Other Income (Deductions)	14	12	2	17
Interest Expense	68	73	(5)	(7)
Income Tax Expense	143	125	18	14

Three Months Ended March 31, 2014 as Compared to 2013
Operating Revenues increased $150 million due to changes in delivery, clause, commodity and other operating revenues.
Delivery Revenues increased $54 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $39 million higher due to net rate increases resulting primarily from increased capital investments.

•
Electric distribution revenues increased $9 million due primarily to higher revenue from Green Program Recovery Charges (GPRC) of $16 million and higher sales volumes of $4 million, partially offset by lower Transitional Energy Facilities Assessment (TEFA) revenue of $11 million due to elimination of the TEFA rate effective January 1, 2014.

•
Gas distribution revenues increased $6 million due primarily to $51 million from higher sales volumes, partially offset by lower Weather Normalization Clause (WNC) revenue of $36 million due to colder than normal weather and lower TEFA revenue of $10 million due to elimination of TEFA rate effective January 1, 2014.

Commodity Revenue increased $78 million due to higher Electric and Gas revenues. This is entirely offset with increased Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues increased $49 million due primarily to $52 million in higher BGS revenues, partially offset by $3 million in lower revenues from collection of Non-Utility Generation Charges (NGC) and sales of Non-Utility generation (NUG) energy due to lower volume, partially offset by higher prices. BGS sales increased 10% due primarily to weather, partially offset by customer migration to third party suppliers (TPS).

•	Gas revenues increased $29 million due primarily to higher BGSS volumes of $90 million, partially offset by lower BGSS prices of $61 million The average price of natural gas was 12% lower in 2014.
Clause Revenues increased $16 million due primarily to higher Societal Benefit Charges (SBC). The change in the SBC amount was entirely offset by the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on SBC collections.
Other Operating Revenues increased $2 million due to higher miscellaneous electric operating revenues.
Operating Expenses
Energy Costs increased $78 million. This is entirely offset by Commodity Revenue.

•
Electric costs increased $49 million or 11% due to $52 million of increased deferred cost recovery and $8 million of higher BGS and NUG prices, partially offset by $11 million in lower BGS and NUG volumes. BGS and NUG volumes decreased 2% due primarily to customer migration to TPS.

•	Gas costs increased $29 million or 5% due to $90 million or 17% in higher sales volumes, partially offset by $61 million or 12% in lower prices.

Operation and Maintenance increased $35 million, of which the most significant components were

•	a $34 million increase in costs related primarily to GPRC and SBC. Due to the nature of the GPRC and SBC clause mechanisms, these are entirely offset in revenues, and

•	a $13 million increase in winter storm-related costs and extreme weather conditions,

•	partially offset by an $18 million decrease in pension and OPEB expenses.
Depreciation and Amortization increased $12 million due primarily to

•	an $8 million increase in depreciation of additional plant in service, and

•	a $3 million increase in amortization of Regulatory Assets.
Taxes Other Than Income Taxes decreased $21 million due to elimination of the TEFA rate effective January 1, 2014.
Other Income and (Deductions) experienced no material change.
Interest Expense decreased $5 million due primarily to a lower average securitization debt balance.
Income Tax Expense increased $18 million due primarily to higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions, where material, of our two direct major operating subsidiaries.
Operating Cash Flows
Our operating cash flows combined with cash on hand and financing activities are expected to be sufficient to fund planned capital expenditures and shareholder dividend payments.
For the three months ended March 31, 2014, our operating cash flow increased $239 million as compared to the same period in 2013. The net change was due primarily to net changes from Power and PSE&G, as discussed below.
Power
Power’s operating cash flow increased $99 million from $575 million to $674 million for the three months ended March 31, 2014, as compared to the same period in 2013, primarily resulting from higher earnings, a net tax refund and a $43 million decrease in employee benefit plan funding, partially offset by an increase of $144 million related to margin deposits.
PSE&G
PSE&G’s operating cash flow increased $250 million from $329 million to $579 million for the three months ended March 31, 2014, as compared to the same period in 2013, due primarily to higher earnings, an increase in regulatory liabilities from over-collections primarily related to BGSS gas costs and Gas Weather Normalization Charges, a $91 million decrease in employee benefit plan funding and a net tax refund.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under our $4.3 billion credit facilities are provided by a diverse bank group. As of March 31, 2014, our total available credit capacity was $4.1 billion.
As of March 31, 2014, no single institution represented more than 8% of the total commitments in our credit facilities.
As of March 31, 2014, our total credit capacity was in excess of our anticipated maximum liquidity requirements.
Each of our credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. In April 2014, PSEG and Power amended their 2012 credit agreements ending in 2017, extending the expiration date from March 2017 to April 2019. PSEG's $500 million and Power's $1.6 billion facility amendments, resulting in total commitments of $2.1 billion, will mature in 2019.

Our total credit facilities and available liquidity as of March 31, 2014 were as follows:

	As of March 31, 2014
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility (A)	$500	$8	$492	Mar 2017	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (B)	500	—	500	Mar 2018	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$8	$992
Power
5-year Credit Facility (A)	$1,600	$67	$1,533	Mar 2017	Funding/Letters of Credit
5-year Credit Facility (C)	1,000	—	1,000	Mar 2018	Funding/Letters of Credit
Bilateral Credit Facility	100	100	—	Sept 2015	Letters of Credit
Total Power	$2,700	$167	$2,533
PSE&G
5-year Credit Facility (D)	$600	$13	$587	Mar 2018	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$13	$587
Total	$4,300	$188	$4,112

(A)	In April 2014, the expiration dates of these facilities were extended to April 2019.

(B)	In April 2016, this facility will be reduced by $23 million.

(C)	In April 2016, this facility will be reduced by $48 million.

(D)	In April 2016, this facility will be reduced by $29 million.
Long-Term Debt Financing
PSE&G has $250 million of 5.00%, Series D, Medium Term Notes and $250 million of 0.85%, Series G, Medium Term Notes both maturing in August 2014.
Power has a $44 million pollution control facilities loan servicing and securing a Pennsylvania Economic Development Financing Authority (PEDFA) bond due November 2042. The bond is backed by a three-year letter of credit that expires in November 2014. The PEDFA bond has been reclassified as debt due within the year.
For a discussion of our long-term debt transactions during 2014, see Note 9. Changes in Capitalization.
Common Stock Dividends
On February 18, 2014, our Board of Directors approved a $0.37 per share common stock dividend for the first quarter of 2014. On April 15, 2014, our Board of Directors declared a quarterly dividend of $0.37 per share of common stock for the second quarter of 2014. This reflects an indicated annual dividend rate of $1.48 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Note 15. Earnings Per Share (EPS) and Dividends.
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies' ratings. The ratings should not be construed as an indication to buy, hold or sell any security. In January 2014, Moody's upgraded PSE&G's Mortgage Bond Rating from A1 to Aa3 and its commercial paper rating from P2 to P1. PSE&G's outlook is stable. In April 2014, S&P revised the outlooks to positive from stable for the corporate credit and senior unsecured long-term ratings of PSEG, PSE&G and Power. S&P also affirmed the senior unsecured rating of BBB+ at Power and senior secured rating of A at PSE&G.

	Moody’s (A)	S&P (B)	Fitch (C)
PSEG
Outlook	Stable	Stable	Stable
Commercial Paper	P2	A2	F2
Power
Outlook	Stable	Positive	Stable
Senior Notes	Baa1	BBB+	BBB+
PSE&G
Outlook	Stable	Stable	Stable
Mortgage Bonds	Aa3	A	A+
Commercial Paper	P1	A2	F2

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1+ (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1+ (highest) to D (lowest) for short-term securities.

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at Power and Services as compared to amounts disclosed in our 2013 Form 10-K. PSE&G has increased its total projected capital expenditures through 2016 by $295 million, including $145 million for additional transmission reliability enhancements in 2015 and $50 million and $100 million in 2015 and 2016, respectively, related to additional distribution expenditures for reliability enhancements and facility replacement.
On May 1, 2014, we reached a settlement with the BPU Staff on our Energy Strong proposal, agreeing that PSE&G would spend $1.22 billion to protect and strengthen PSE&G's electric and gas systems against severe weather conditions over primarily a three-year period with some projects extending over five years. This amount is not included in the projected capital expenditures disclosed in our 2013 Form 10-K or in the increases reported above. See Item 5. Other Information—Energy Strong Program for additional information.
Power
During the three months ended March 31, 2014, Power made capital expenditures of $100 million, excluding $26 million for nuclear fuel, primarily related to various projects at is fossil and nuclear generation stations.

PSE&G
During the three months ended March 31, 2014, PSE&G made $483 million of capital expenditures, including $481 million of investment in plant, primarily for transmission and distribution system reliability and $2 million in solar loan investments. This does not include expenditure for cost of removal, net of salvage, of $25 million, which is included in operating cash flows.

ACCOUNTING MATTERS
For information related to recent accounting matters, see Note 2. Recent Accounting Standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Commodity Contracts
The availability and price of energy-related commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market rules and other events. To reduce price risk caused by market fluctuations, we enter into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties. These contracts, in conjunction with physical sales and other services, help reduce risk and optimize the value of owned electric generation capacity.
Value-at-Risk (VaR) Models
VaR represents the potential losses, under normal market conditions, for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. We estimate VaR across our commodity businesses.
MTM VaR consists of MTM derivatives that are economic hedges, some of which qualify for hedge accounting. The MTM VaR calculation does not include market risks associated with activities that are subject to accrual accounting, primarily our generating facilities and some load serving activities.
The VaR models used are variance/covariance models adjusted for the change of positions with 95% and 99.5% confidence levels and a one-day holding period for the MTM activities. The models assume no new positions throughout the holding periods; however, we actively manage our portfolio.
During January 2014, extreme weather conditions drove increases in price volatility associated with energy commodities. This led to an increase in VaR during the month of January. VaR subsequently decreased during the months of February and March.

	MTM VaR
	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$17	$12
Average for the Period	$52	$15
High	$195	$29
Low	$14	$8
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$26	$18
Average for the Period	$82	$23
High	$306	$46
Low	$22	$13

See Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of each respective company, as appropriate, by others within the entities to allow timely decisions regarding required disclosure. We have established a disclosure committee which includes several key management employees and which reports directly to the CFO and CEO of each of Public Service Enterprise Group Incorporated, PSEG Power LLC, and Public Service Electric and Gas Company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The CFO and CEO of each of Public Service Enterprise Group Incorporated, PSEG Power LLC, and Public Service Electric and Gas Company have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures at each respective company were effective at a reasonable assurance level as of the end of the period covered by the report.
Internal Controls
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and regulatory matters in the ordinary course of business. For additional information regarding material legal proceedings, including updates to information reported in Item 3. of Part I of the 2013 Annual Report on Form 10-K, see Note 8. Commitments and Contingent Liabilities and Item 5. Other Information.

ITEM 1A.	RISK FACTORS
There are no additional Risk Factors to be added to those disclosed in Part I Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the first quarter of 2014:

Three Months Ended March 31, 2014	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	—	$—
February 1 - February 28	427,711	$36.82
March 1 - March 31	341,606	$36.65

ITEM 5.	OTHER INFORMATION
Certain information reported in the 2013 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2013 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.
Federal Regulation
FERC
Regulation of Wholesale Sales—Generation/Market Issues
Energy Clearing Prices
December 31, 2013 Form 10-K page 16. As a result of the polar vortex and related cold weather events in January 2014, there were both gas and electric price spikes in the Northeast markets, including in PJM. The FERC is currently examining the facts surrounding these price spikes, as well as “lessons learned” from the various Regional Transmission Operators/Independent System Operators (RTO/ISO) and potential changes in market rules intended to encourage dual fuel capability of generating units and purchase of firm fuel to fire these units. In addition, PJM’s Market Monitor has requested information from all market participants in PJM, including Power, looking at bidding behavior to rule out underlying market manipulation. The FERC has also gathered information but has not commenced an investigation. We cannot predict what action, if any, the FERC may take.
Capacity Market Issues
December 31, 2013 Form 10-K page 16. PJM, the New York ISO (NYISO), and the ISO-New England each have capacity markets that have been approved by the FERC. The FERC regulates these markets and continues to examine whether the market design for these three capacity markets is working optimally. One of the specific issues being considered by the FERC and addressed at an industry-wide technical conference in 2013 is whether capacity market rules are properly responding to, and fostering the development of, state public policies, demand response, fuel diversity and emerging technologies, as well as addressing concerns raised by future generation retirements. We cannot predict what action, if any, the FERC might take with regard to capacity market design.

Capacity Market Issues—PJM
December 31, 2013 Form 10-K page 16. The FERC has issued orders (i) capping the amount of "limited" demand response resources (i.e. resources which can only be called on by PJM a limited number of times during the summer months) that can clear in PJM's capacity auctions and (ii) imposing requirements that these resources have "sell-offer" plans and accompanying officer certifications attesting to the resources' availability. PJM expects that capping "limited" demand response participation will have an upward effect on capacity prices in the next auction. The FERC is also currently considering filings made by PJM to (i) impose additional operational requirements on demand response resources and (ii) limit the reliance of these resources on PJM’s incremental auctions to buy back additional capacity to cover commitments made in the base residual auctions.
Capacity Market Issues—Midwest Independent System Operator (MISO)
December 31, 2013 Form 10-K page 16. The import into PJM of significant amounts of MISO generation that is not subject to the same type of rules and requirements as generation that is located within PJM could adversely impact Power. The FERC has recently issued an order permitting PJM to establish annual capacity import limits, which have been incorporated into the 2017/2018 planning parameters for the May 2014 base residual auction.
Capacity Market Issues—NYISO
December 31, 2013 Form 10-K page 17. NYISO operates a short-term capacity market that provides a forward price signal only for six months into the future. Prior to 2013, the NYISO capacity model had recognized only two separate zones that potentially may separate in price: New York City and Long Island. In 2013, the FERC issued an order approving a third capacity zone that will encompass the super zone that includes the lower Hudson Valley and New York City to take effect May 1, 2014. In January 2014, the FERC issued an order accepting the NYISO’s proposed reference unit (a generation unit with no environmental controls) that should be used for the purposes of establishing the cost of new entry (CONE) in the “rest of State” zone (excluding the lower Hudson Valley, New York City and Long Island), which may have the effect of depressing capacity prices. This order is significant since it will set the demand curve on which future capacity prices paid to generators will be based for the period May 1, 2014 through April 30, 2017. This order is currently on rehearing.
Transmission Regulation—Transmission Rate Proceedings
In December 2013, PSE&G was assigned construction responsibility by PJM of a new transmission project that will provide a double-circuit 345 kV line in the Bergen-Linden Corridor (BLC Project) to maintain reliability. Phases One through Three of the BLC Project are scheduled to be in service in 2016, 2017 and 2018, respectively, with certain components of Phase One required to be in service as early as June 2015. The estimated construction costs of the BLC Project are $1.2 billion. The net increase in PSE&G's capital expenditures is expected to be less than the estimated cost of the BLC Project, as it will eliminate the need for certain other projects that had been previously assigned by PJM. On March 28, 2014, we filed a petition with FERC seeking recovery of Construction Work in Progress in rate base and authorization to recover 100% of all prudently incurred development and construction costs if the BLC Project is abandoned or canceled, in whole or in part, for reasons beyond the control of PSE&G. This matter is pending.
Compliance—FERC Audit
December 31, 2013 Form 10-K page 18. Each of the PSEG companies that have market-based rate (MBR) authority from the FERC is being audited by the FERC for compliance with its rules for (i) receiving and retaining MBR authority, (ii) the filing of electric quarterly reports, and (iii) our units' receipt of payments from the RTO/ISO when they are required to run for reliability reasons when it is not economical for them to do so.
Power has discovered that it incorrectly calculated certain components of its cost-based bids for certain generating units in the PJM energy market, with resulting over-collection of revenues related to its fossil fleet. Power has notified the FERC, PJM and the PJM Independent Market Monitor of this issue. This matter is still under review, and we are unable to estimate the ultimate impact or predict any resulting penalties or other costs associated with this matter at the current time.
Compliance—Reliability Standards
December 31, 2013 Form 10-K page 18. Congress has required the FERC to put in place, through the North American Electric Reliability Council (NERC), national and regional reliability standards to ensure the reliability of the United States electric transmission and generation system (grid) and to prevent major system blackouts. There has been considerable focus recently on physical security in light of a substation attack in California that occurred in 2013. As a result, the FERC has directed the NERC to draft a physical security standard intended to further protect assets deemed “critical” to reliability of the grid. The NERC is expected to submit a draft standard to the FERC for its review by the end of May 2014. The NERC may direct that additional controls be put in place at these “critical” assets or could direct that utilities build additional redundancy into their systems.

Nuclear Regulatory Commission (NRC)
December 31, 2013 Form 10-K page 19. In 2011, the NRC task force submitted a report containing various recommendations to ensure plant protection, enhance accident mitigation, strengthen emergency preparedness and improve NRC program efficiency. The NRC staff also issued a document which provided for a prioritization of the task force recommendations. The NRC approved the staff's prioritization and implementation recommendations subject to a number of conditions. Among other things, the NRC advised the staff to give the highest priority to those activities that can achieve the greatest safety benefit and/or have the broadest applicability (Tier 1), to review filtration of boiling water reactor (BWR) primary containment vents and encouraged the staff to create requirements based on a performance-based system which allows for flexible approaches and the ability to address a diverse range of site-specific circumstances and conditions and strive to implement the requirements by 2016. The NRC issued letters and orders to licensees implementing the Tier 1 recommendations in March 2012. We are implementing the diverse and flexible strategies and spent fuel pool level indication modifications in accordance with the regulatory requirements at the Salem, Hope Creek and Peach Bottom nuclear units.
Separately, a petition was filed with the NRC in April 2011 seeking suspension of the operating licenses of all General Electric BWRs utilizing the Mark I containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. Fukushima Daiichi Units 1-4 are BWRs equipped with Mark I containments. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. On March 26, 2014, the NRC formally closed the petition without opting to conduct further proceedings.
State Regulation
Basic Gas Supply Service Contract (BGSS)
PSE&G procures the supply requirements of its default service BGSS gas customers through a full requirements contract with Power. This long-term arrangement had been for an initial period which extended through March 31, 2012 and continued on a year-to-year basis unless terminated by either party with a one year notice. On March 19, 2014, the BPU approved an extension of the BGSS contract to March 31, 2019 and then year to year thereafter unless terminated by either party with a two year notice.
Energy Strong Program
December 31, 2013 Form 10-K page 20. In February 2013, we filed a petition with the BPU describing the improvements we recommend making to our BPU jurisdictional electric and gas system to improve resiliency for the future. The changes that were described, designated as the “Energy Strong Program,” would be made over a ten-year period. In this petition, we sought approval to invest $0.9 billion in our gas distribution system and $1.7 billion in our electric distribution system over an initial five-year period, plus associated expenses, and to receive contemporaneous recovery of and on such investments. On May 1, 2014, we reached a settlement on our Energy Strong proposal. The stipulation, signed by the BPU Staff, the New Jersey Division of Rate Counsel and AARP, and now being reviewed by the other parties and participants in the case, will be submitted to the BPU for review and approval. Under the settlement, if approved, PSE&G will invest $1.22 billion to (1) upgrade all of its electric substations that were damaged by water in recent storms; make investments that will create redundancy in the electric distribution system, reducing outages when damage occurs; and deploy technologies to better monitor system operations, enabling PSE&G to restore customers more quickly in the event of an electric outage, and (2) with respect to PSE&G’s gas system, replace and modernize 250 miles of low-pressure cast iron gas mains in or near flood areas; and upgrade five natural gas metering stations and a liquefied natural gas station recently affected by severe weather or located in flood zones. The settlement provides for cost recovery at a 9.75% rate of return on equity on the first $1.0 billion of the investment, plus associated AFUDC, and will occur for completed projects on a semi-annual (for electric investments) or annual (for gas investments) basis. We will seek recovery of the remaining $220 million of investment in PSE&G's next base rate case, to be filed no later than November 1, 2017.
Environmental Matters
Air Pollution Control
Cross-State Air Pollution Rule (CSAPR)
December 31, 2013 Form 10-K page 21. In July 2011, the EPA issued the final CSAPR, which limited power plant emissions of Sulfur Dioxide (SO2) and annual and ozone season NOx in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone National Ambient Air Quality Standards. In August 2012, the U.S. Court of Appeals for the D.C. Circuit (D.C. Court) vacated CSAPR and ordered that the existing Clean Air Interstate Rule requirements remain in effect until an appropriate substitute rule has been promulgated. In June 2013, the Supreme Court announced that it would review the D.C. Court's decision. Oral arguments were held in December 2013. On April 29, 2014, the Supreme Court overturned the D.C. Court's ruling. Since the case has to be remanded to the D.C. Court to lift the stay on CSAPR, the timing for implementation of CSAPR is unknown at this time. We do not anticipate any material impact on our earnings and financial condition.

Climate Change
Regional Greenhouse Gas Initiative (RGGI)
December 31, 2013 Form 10-K page 22. In response to concerns over global climate change, some states have developed initiatives to stimulate national climate legislation through CO2 emission reductions in the electric power industry. Certain northeastern states (RGGI States), including New York and Connecticut where we have generation facilities, have state-specific rules in place to enable the RGGI regulatory mandate in each state to cap and reduce CO2 emissions. Generators may acquire allowances through a regional auction or through secondary markets.
New Jersey withdrew from RGGI beginning in 2012. As a result, our New Jersey facilities are no longer obligated to acquire CO2 emission allowances. This action has been challenged by environmental groups in the New Jersey state court. On March 25, 2014, the Appellate Division of the New Jersey Superior Court ruled that the New Jersey Department of Environmental Protection (NJDEP) improperly withdrew its regulation under which RGGI had been implemented. The Court gave the NJDEP 60 days to initiate a public process to either repeal or amend that regulation to provide that it is applicable only when New Jersey is a participant in a regional or other established greenhouse gas program. The ruling does not reinstate New Jersey into RGGI. New Jersey executive branch officials have stated that New Jersey will not rejoin RGGI. We cannot predict the outcome of this matter.
Water Pollution Control
Steam Electric Effluent Guidelines
December 31, 2013 Form 10-K page 23. In April 2013, the EPA issued notice of a proposed rule that would further limit the discharge of pollutants in wastewater from the operation of coal-fired generating facilities. Our co-owned Keystone and Conemaugh facilities continue to use technologies that generate these wastewater discharges. However, our other coal-fired facilities no longer discharge many of these types of wastewater pollutants. We are unable to predict the impact on Keystone and Conemaugh but do not believe there would be any material impact on our other coal-fired facilities. The EPA is expected to finalize the rule in September 2015.
Cooling Water Intake Structure Regulation
December 31, 2013 Form 10-K page 23. In 2011, the EPA published a new proposed rule under Section 316(b) which did not establish any particular technology as the best technology available (e.g. closed-cycle cooling). Instead, the proposed rule established marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. We reviewed the proposed rule, assessed the potential impact on our generating facilities and used this information to develop our comments to the EPA which were filed in August 2011. In June 2012, the EPA posted a Notice of Data Availability (NODA) requesting comment on a series of technical issues related to the impingement mortality proposed standards. The EPA also posted a second NODA outlining its plans to finalize a “Willingness to Pay” survey it initiated to develop non-use benefits data in support of the initial rule proposal. We and industry trade associations submitted comments on both NODAs in July 2012. The EPA has rescheduled the date for adoption of a final rule several times. The EPA is currently scheduled to issue a final rule on May 16, 2014.
If the rule were to be adopted as originally proposed, the impact on us would be material since the majority of our electric generating stations would be affected. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on our future capital requirements, financial condition or results of operations, although such impacts could be material. See Part I, Item 1. Financial Statements and Supplementary Data—Note 8. Commitments and Contingent Liabilities for additional information.
Waters of the United States
On April 21, 2014, the EPA Administrator and the Assistant Secretary of the Army (Civil Works) jointly published a proposed rule to clarify the definition of waters of the U.S. under the Clean Water Act (CWA) programs in order to protect the streams and wetlands that form the foundation of the nation’s water resources. This definition will have broad application to all areas of compliance under the CWA, including permitted discharges and construction activities. We are currently reviewing the proposed rule to determine the extent or materiality of its impact on our operations.
Fuel and Waste Disposal
Nuclear Fuel Disposal
December 31, 2013 Form 10-K page 24. The federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. To pay for this service, nuclear plant owners are required to contribute to a Nuclear Waste Fund. In 2011, we joined the Nuclear Energy Institute (NEI) and fifteen other nuclear plant operators in a lawsuit in federal court seeking suspension of the Nuclear Waste Fee. In 2013, the federal court ordered the Secretary of the U.S. Department of Energy (DOE) to submit a proposal to Congress to adjust the fee to zero. In January 2014, the Secretary of the DOE comported with the court order and submitted the zero fee adjustment change letter to

Congress, subject to DOE appeal rights. Absent Congressional and/or further Court action, the fee will revert to zero after ninety days of continuous legislative session. The earliest this is anticipated to occur is in the second quarter of 2014. If the fee were to be eliminated, Power would see an annualized pre-tax benefit of approximately $30 million.
Coal Combustion Residuals (CCRs)
December 31, 2013 Form 10-K page 23. In 2010, the EPA published a proposed rule offering three main options for the management of CCRs under the Resource Conservation and Recovery Act (RCRA). One of these options regulates CCRs as a hazardous waste while the other two options would continue to regulate the disposal of CCRS as a nonhazardous waste. In 2012, several environmental organizations and CCR marketers brought a citizens' suit against the EPA in federal court arguing that the EPA failed to perform its mandatory duty under RCRA to review and revise, if necessary, the RCRA rule applicable to CCRs. In 2012, the Utility Solid Waste Activities Group, of which PSEG is a member, filed a Motion to Intervene in order to be in alignment with the EPA in defending against the environmental organizations' action. On January 29, 2014, a consent decree, signed by all parties, was filed with the federal court requiring the EPA to issue a final rule by December 19, 2014. The final outcome of the EPA's rulemaking cannot be predicted.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10:	Stock Plan for Outside Directors, as amended April 15, 2014
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. Power:
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. PSE&G:
Exhibit 10:	Stock Plan for Outside Directors, as amended April 15, 2014
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: May 1, 2014

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
Date: May 1, 2014

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
Date: May 1, 2014